Form 10-Q
period 2008-06-30
PHYSICIANS INSURANCE SERVICES LTD
filed 2008-07-23
CIK 888719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                        Commission File Number: 000-53263

                       PHYSICIANS INSURANCE SERVICES, LTD.

        (Exact name of small business issuer as specified in its charter)


           Minnesota                                       41-1559888
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ____                   Accelerated filer____
    Non-accelerated filer____                      Smaller reporting company  X
    (Do not check if smaller reporting company)                              ---

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X No ___


As of July 17, 2008, the Registrant had 4,917,480 shares of common stock, no par value per share, outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of June 30, 2008 (unaudited) and
            December 31, 2007                                                2

           Statements of Operations, Three Months ended
            June 30, 2008 and 2007 (unaudited)                               3

           Statements of Operations, Six Months ended June 30, 2008
            and 2007, and the period from June 25, 2007 (date of
            commencement of development stage) through June 30, 2008
            (unaudited)                                                      4

           Statements of Cash Flows, Six Months ended June 30, 2008
            and 2007, and the period from June 25, 2007 (date of
            commencement of development stage) through June 30, 2008
            (unaudited)                                                      5

           Notes to Financial Statements                                     6

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                             8

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk        8

 Item 4.   Controls and Procedures.                                          8


Part II.  Other Information                                                  9

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Physicians Insurance Services, Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2008 and 2007 and for periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                   June 30,      December 31,
                                                     2008            2007
Current Assets:                                   (Unaudited)    (See Note 1)

  Cash                                           $      4,965    $      4,515
                                                 ------------    ------------
    Total Current Assets                                4,965           4,515
                                                 ------------    ------------
TOTAL ASSETS                                     $      4,965    $      4,515
                                                 ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                               $      5,463    $      3,425
  Accounts payable, related party                      17,095           3,211
                                                 ------------    ------------
Total Current Liabilities                              22,558           6,636
                                                 ------------    ------------
     TOTAL LIABILITIES                                 22,558           6,636
                                                 ------------    ------------
Commitments and contingencies
  (Notes 1, 2, 3, 4 and 5)

Stockholders' (DEFICIT)
  Common stock, No par value
   5,000,000 shares authorized,
   4,917,480 issued and outstanding
   at June 30, 2008 and December
   31, 2007                                           423,583         423,583
  Additional paid-in capital                           91,473          91,473
  Accumulated (Deficit)                              (508,940)       (508,940)
  Accumulated (Deficit) during the
   Development stage                                  (23,709)         (8,237)
                                                 ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                         (17,593)         (2,121)
                                                 ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                          $      4,965    $      4,515
                                                 ============    ============

The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months    Three Months
                                              Ended           Ended
                                            June 30,        June 30,
                                              2008            2007
                                          ------------    ------------
Revenues                                  $       --      $       --
                                          ------------    ------------

Expenses:
  Audit fees                                     5,000            --
  Attorney fees                                  4,128            --
  Transfer agent fees                              649            --
  General corporate fees                           339            --
  Other                                           --              --
                                          ------------    ------------
   Total Expenses                               10,116            --
                                          ------------    ------------
Net Operating (Loss)                           (10,116)           --
                                          ------------    ------------

Net (Loss) from Continuing Operations          (10,116)           --

Discontinued Operations:
  (Loss) from discontinued operations             --            (2,743)
                                          ------------    ------------
   Net (Loss)                             $    (10,116)   $     (2,743)
                                          ============    ============

Per Share
   Continuing Operations                           nil             nil
   Discontinued Operations                         nil            (.01)
                                          ------------    ------------
      Total                               $        nil    $       (.01)
                                          ============    ============

Weighted Average Shares
  Outstanding                                4,917,480         443,496
                                          ============    ============


The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                  For the
                                                                Period from
                                                                  June 25,
                                                               2007 (date of
                                                                development
                               Six Months       Six Months         stage)
                                 Ended            Ended           through
                                June 30,         June 30,         June 30,
                                  2008             2007             2008
                             -------------    -------------    -------------
Revenues                     $        --      $        --      $        --
                             -------------    -------------    -------------

Operating Expenses:
  Audit fees                        10,000             --             10,000
  Attorney fees                      4,128             --              6,764
  Transfer agent fees                  999             --              6,018
  General corporate fees               339             --                875
  Interest expense                    --                150             --
  Other Expenses                         6             --                 52
                             -------------    -------------    -------------
   Total Expenses                   15,472              150           23,709

Net Operating (Loss)               (15,472)            (150)         (23,709)
                             -------------    -------------    -------------

Net (Loss) from continuing
  Operations                       (15,472)            (150)         (23,709)
                             -------------    -------------    -------------
Discontinued Operations:
  (Loss) from discontinued
  operations                          --             (5,349)            --
                             -------------    -------------    -------------
   Net (Loss)                $     (15,472)   $      (5,499)   $     (23,709)
                             =============    =============    =============

Per Share
   Continuing Operations               nil              nil             (.01)
   Discontinued Operations             nil             (.01)             nil
                             -------------    -------------    -------------
      Total                  $         nil    $        (.01)   $        (.01)
                             =============    =============    =============

Weighted Average Shares
  Outstanding                    4,917,480          443,496        4,032,134
                             =============    =============    =============



The accompanying notes are an integral part of the financial statements.


                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Period From
                                                                            June 25, 2007
                                                                              (Date of
                                                                             Development
                                              For the Six Months Ended        Stage) to
                                                      June 30,                 June 30,
                                                2008            2007            2008
                                            ------------    ------------    -------------
Cash Flows from Operating
  Activities of Continued Operations:
  Net (loss)                                $    (15,472)   $     (5,499)   $     (23,709)
  Less: Net (loss) from Discontinued
         Operations                                 --            (5,349)            --
                                            ------------    ------------    -------------

Net (loss) from Continuing Operations            (15,472)           (150)         (23,709)
                                            ------------    ------------    -------------
Adjustments to reconcile net loss to
 net cash (used in) operating activities:
   Increase (Decrease) in
     accounts payable                              2,038            --              5,463
   Increase (Decrease) in
     accrued interest payable                       --               150             --
                                            ------------    ------------    -------------
Net Cash (Used in) Operating
  Activities                                     (13,434)           --            (18,246)
                                            ------------    ------------    -------------

Cash Flows from Investing Activities:               --              --               --
                                            ------------    ------------    -------------
Net Cash Provided by
  Investing Activities                              --              --               --
                                            ------------    ------------    -------------
Cash Flows from Financing Activities:
  Sale of common stock                              --              --              6,116
  Advances from related party                     13,884            --             17,095
                                            ------------    ------------    -------------
Net Cash Provided by
  Financing Activities                            13,884            --             23,211
                                            ------------    ------------    -------------
Cash Flows (Used In):
  Discontinued Operations                           --                (6)             (55)
                                            ------------    ------------    -------------
   Net cash (used in)
    Discontinued Operations                         --                (6)             (55)
                                            ------------    ------------    -------------

Increase (Decrease) in Cash                          450              (6)           4,910
                                            ------------    ------------    -------------
Cash, Beginning of Period                          4,515              55               55
                                            ------------    ------------    -------------
Cash, End of Period                         $      4,965    $         49    $       4,965
                                            ============    ============    =============
Interest Paid                               $       --      $       --      $        --
                                            ============    ============    =============
Income Taxes Paid                           $       --      $       --      $        --
                                            ============    ============    =============

The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2008 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of June 30, 2008, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2008 and 2007, have been prepared by Physicians Insurance Services, LTD. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2008 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-12G, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began June 25, 2007 when it commenced activities to become a reporting company with the Securities and Exchange Commission with the intention of becoming a publicly traded company.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2008 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 5,000,000 common shares with no par value. As of June 30, 2008, there were 4,917,480 shares of common stock issued and outstanding.

In July 2007, the Company issued 1,773,984 shares of its common stock to former shareholders of the Company (including 787,877 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) of the Act for transactions not involving a public offering. No underwriters were involved and no commissions or other consideration was paid in connection with the issuance of the shares.

On September 30, 2007, the Company issued 2,700,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. Additionally, the Company agreed to issue additional shares to these two individuals resulting in 80% control of the Company for an additional cash payment following the proposed increase in the Company's authorized capital.

The Company will be holding a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock.


(5) Related Party Transactions

Included in accounts payable related party is $13,884, which was advanced by two directors of the Company in exchange for stock during the period ended June 30, 2008. Subsequent to the reincorporation of the Company in the State of Nevada and the increase in authorized shares these individuals will be issued additional shares in accordance with the terms of their original investment in the Company which will increase their combined ownership of the Company's outstanding shares to 80% of the then outstanding shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Physicians Insurance Services, LTD., (the "Company") was incorporated under the laws of the state of Minnesota on July 7, 1986 as Sweet Little Deal, Inc. The Company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology.

The Company generated no revenues during the quarter ended June 30, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2008, the Company had no material commitments for capital expenditures.

The Company will be holding a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.


ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)/15d-15(e)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None during the three-month period covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company plans to hold a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock. In connection with the reincorporation in Nevada, currently expected to be effective on or about August 18, 2008, there will be a one-for-five reverse stock split of the Company's then outstanding shares of common stock and the Company will sell additional shares of its common Stock to two directors of the Company in accordance with the terms of their original investment in the Company which will result in their combined ownership of the Company's common stock bing increased to 80% of the then outstanding shares of common stock.

Item 5. Other Information

None.

Item 6. Exhibits

         Exhibit 31  Rule 13a-14(a)/15d-14(a) Certifications

         Exhibit 32  Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Physicians Insurance Services, LTD.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                July 22, 2008

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                July 22, 2008

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                July 22, 2008