Form 10-Q
period 2008-09-30
PHYSICIANS INSURANCE SERVICES LTD
filed 2008-11-14
CIK 888719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                        Commission File Number: 000-53263

                       PHYSICIANS INSURANCE SERVICES, LTD.

        (Exact name of small business issuer as specified in its charter)


         Minnesota                                      41-1559888
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                     Accelerated filer____
Non-accelerated filer____                        Smaller reporting company __X__
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X No ___


As of November 7, 2008, the Registrant had 4,917,480 shares of common stock, no par value per share, outstanding.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 2008
            (unaudited) and December 31, 2007                                2

           Statements of Operations, Three Months
            ended September 30, 2008 and 2007 (unaudited)                    3

           Statements of Operations, Nine Months ended
            September 30, 2008 and 2007, and the period from
            June 25, 2007 (date of commencement of development
            stage) through September 30, 2008 (unaudited)                    4

           Statements of Cash Flows, Nine Months ended
            September 30, 2008 and 2007, and the period from
            June 25, 2007 (date of commencement of development
            stage) through September 30, 2008 (unaudited)                    5

           Notes to Financial Statements                                     6

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                      10

 Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                     10

 Item 4T.  Controls and Procedures.                                         10


Part II.  Other Information                                                 11

 Item 1.   Legal Proceedings                                                11

 Item 1A.  Risk Factors                                                     11

 Item 2.   Unregistered Sales of Equity Securities and Use
                  Use of Proceeds                                           11

 Item 3.   Defaults Upon Senior Securities                                  11

 Item 4.   Submission of Matters to a Vote of Security Holders              11

 Item 5.   Other Information                                                11

 Item 6.   Exhibits                                                         11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Physicians Insurance Services, Ltd. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008 and 2007 and for periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                September 30,     December 31,
                                                     2008             2007
                                                -------------    -------------
Current Assets:                                  (Unaudited)      (See Note 1)

  Cash                                          $          54    $       4,515
                                                -------------    -------------
    Total Current Assets                                   54            4,515
                                                -------------    -------------
TOTAL ASSETS                                    $          54    $       4,515
                                                =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                              $       4,087    $       3,425
  Accounts payable, related party                      24,240            3,211
                                                -------------    -------------
Total Current Liabilities                              28,327            6,636
                                                -------------    -------------
     TOTAL LIABILITIES                                 28,327            6,636
                                                -------------    -------------
Commitments and contingencies
  (Notes 1, 2, 3, 4 and 5)

Stockholders' (DEFICIT)
  Common stock, No par value
   5,000,000 shares authorized,
   4,917,480 issued and outstanding
   at September 30, 2008 and
   December 31, 2007                                  423,583          423,583
  Additional paid-in capital                           91,473           91,473
  Accumulated (Deficit)                              (508,940)        (508,940)
  Accumulated (Deficit) during the
   Development stage                                  (34,389)          (8,237)
                                                -------------    -------------
TOTAL STOCKHOLDERS' (DEFICIT)                         (28,273)          (2,121)
                                                -------------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                         $          54    $       4,515
                                                =============    =============

The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      2008             2007
                                                 -------------    -------------
Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses:
  Audit fees                                             1,000             --
  Attorney fees                                          7,005            1,716
  Transfer agent fees                                      886            4,110
  Other                                                  1,789              572
                                                 -------------    -------------
   Total Expenses                                       10,680            6,398
                                                 -------------    -------------
Net Operating (Loss)                                   (10,680)          (6,398)
                                                 -------------    -------------

Net (Loss)                                       $     (10,680)   $      (6,398)
                                                 =============    =============

Per Share                                        $         nil    $         nil
                                                 =============    =============

Weighted Average Shares Outstanding                  4,917,480        1,619,725
                                                 =============    =============






The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                   For the
                                                                 Period from
                                                                   June 25,
                                                                2007 (date of
                                                                 development
                              Nine Months      Nine Months          stage)
                                 Ended            Ended            through
                             September 30,    September 30,     September 30,
                                  2008             2007              2008
                             -------------    -------------    -------------
Revenues                     $        --      $        --      $        --
                             -------------    -------------    -------------

Operating Expenses:
  Audit fees                        11,000             --             11,000
  Attorney fees                     11,133            1,716           13,769
  Transfer agent fees                1,885            4,110            6,904
  Other Expenses                     2,134              572            2,716
                             -------------    -------------    -------------
   Total Expenses                   26,152            6,398           34,389

Net Operating (Loss)               (26,152)          (6,398)         (34,389)
                             -------------    -------------    -------------

Net (Loss) from continuing
  Operations                       (26,152)          (6,398)         (34,389)
                             -------------    -------------    -------------
Discontinued Operations:
  (Loss) from discontinued
  operations                          --             (5,498)            --
                             -------------    -------------    -------------
   Net (Loss)                $     (26,152)   $     (11,896)   $     (34,389)
                             =============    =============    =============

Per Share
   Continuing Operations              (.01)            (.01)            (.01)
   Discontinued Operations             nil             (.01)             nil
                             -------------    -------------    -------------
      Total                  $        (.01)   $        (.02)   $        (.01)
                             =============    =============    =============

Weighted Average Shares
  Outstanding                    4,917,480          841,338        4,208,056
                             =============    =============    =============





The accompanying notes are an integral part of the financial statements.


                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                  Period From
                                                                                 June 25, 2007
                                                                                   (Date of
                                                                                  Development
                                                  For the Nine Months Ended        Stage) to
                                                        September 30,            September 30,
                                                    2008             2007             2008
                                               -------------    -------------    -------------
Cash Flows from Operating
  Activities of Continued Operations:
  Net (loss)                                   $     (26,152)   $     (11,896)   $     (34,389)
  Less: Net (loss) from Discontinued                    --             (5,498)            --
         Operations                            -------------    -------------    -------------

Net (loss) from Continuing Operations                (26,152)          (6,398)         (34,389)
                                               -------------    -------------    -------------
Adjustments to reconcile net loss
 to net cash (used in) operating activities:
   Increase (Decrease) in
     accounts payable                                    662            3,230            4,087
   Increase (Decrease) in
     accrued interest payable                           --               --               --
                                               -------------    -------------    -------------
Net Cash (Used in) Operating
  Activities                                         (25,490)          (3,168)         (30,302)
                                               -------------    -------------    -------------

Cash Flows from Investing Activities:                   --               --               --
                                               -------------    -------------    -------------
Net Cash Provided by
  Investing Activities                                  --               --               --
                                               -------------    -------------    -------------
Cash Flows from Financing Activities:
  Sale of common stock                                  --              6,116            6,116
  Advances from related party                         21,029            3,211           24,240
                                               -------------    -------------    -------------
Net Cash Provided by
  Financing Activities                                21,029            9,327           30,356
                                               -------------    -------------    -------------
Cash Flows (Used In):
  Discontinued Operations                               --             (6,168)             (55)
                                               -------------    -------------    -------------
   Net cash (used in)                                   --             (6,168)             (55)
    Discontinued Operations                    -------------    -------------    -------------

Increase (Decrease) in Cash                           (4,461)              (9)              (1)
                                               -------------    -------------    -------------
Cash, Beginning of Period                              4,515               55               55
                                               -------------    -------------    -------------
Cash, End of Period                            $          54    $          46    $          54
                                               =============    =============    =============
Interest Paid                                  $        --      $        --      $        --
                                               =============    =============    =============
Income Taxes Paid                              $        --      $        --      $        --
                                               =============    =============    =============

The accompanying notes are an integral part of the financial statements.

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2008 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2008, the statements of operations and the statements of cash flows for the three month and six month periods ended September 30, 2008 and 2007, have been prepared by Physicians Insurance Services, LTD. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2008 and for all periods presented, have been made.

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

                       PHYSICIANS INSURANCE SERVICES, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2008 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 5,000,000 common shares with no par value. As of September 30, 2008, there were 4,917,480 shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company issued 1,773,984 shares of its common stock to former shareholders of the Company (including 787,877 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) of the Act for transactions not involving a public offering. No underwriters were involved and no commissions or other consideration was paid in connection with the issuance of the shares.

On September 30, 2007, the Company issued 2,700,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. Additionally, the Company agreed to issue additional shares to these two individuals resulting in 80% control of the Company for an additional cash payment following the proposed increase in the Company's authorized capital.

The Company held a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock, and (iii) approve a reverse split of 1 for 5 of the Company's common stock. The shareholders voted for all corporate actions. The Company is currently in the process of completing a form 15c211 filing with FINRA in order to proceed with the corporate actions.


(5) Related Party Transactions

At September 30, 2008 and December 31, 2007, the Company owed $24,240 and $3,211, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand. Included in accounts payable related party at September 30, 2008 is $13,884, which was advanced by two directors of the Company in exchange for stock during the period ended June 30, 2008. Subsequent to the reincorporation of the Company in the State of Nevada and the increase in authorized shares these individuals will be issued additional shares in accordance with the terms of their original investment in the Company which will increase their combined ownership of the Company's outstanding shares to 80% of the then outstanding shares.

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended September 30, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2008, the Company had no material commitments for capital expenditures.

The Company held a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock, and (iii) approve a reverse split of 1 for 5 of the Company's common stock. The shareholders voted for all corporate actions. The Company is currently in the process of completing a form 15c211 filing with FINRA in order to proceed with the corporate actions.


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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required by smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None during the three-month period covered by this report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a shareholder meeting on July 23, 2008 to reincorporate the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock The shareholders voted for all corporate actions by a vote of 3,926,317 shares for, no shares against and no shares abstained. The Company is currently in the process of completing a form 15c211 filing with FINRA in order to proceed with the corporate actions. In connection with the reincorporation in Nevada, there will be a one-for-five reverse stock split of the Company's then outstanding shares of common stock and the Company will sell additional shares of its common Stock to two directors of the Company in accordance with the terms of their original investment in the Company which will result in their combined ownership of the Company's common stock being increased to 80% of the then outstanding shares of common stock.

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



REGISTRANT                            Physicians Insurance Services, LTD.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                November 13, 2008

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                November 13, 2008

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                November 13, 2008