Form 10-K
period 2008-12-31
PI SERVICES INC
filed 2009-03-31
CIK 888719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission file number: 000-53263

                                PI SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                                    41-1559888
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        5353 Manhattan Circle, Suite 101
                             Boulder, Colorado 80303

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (303) 499-6000

           Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

        Large Accelerated     |_|     Non-accelerated Filer         |_|
        Accelerated Filer     |_|     Smaller Reporting Company     |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|



                                     1 of 36

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_|No |X|

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliate computed by reference to the price at which the common equity was last sold on the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
There is no quoted market for registrant's common stock.

Shares outstanding as of March 20, 2009 was approximately 2,217,480 shares of common stock, $.001 par value, adjusted for a reverse split effective March 20, 2009.

                    DOCUMENTS INCORPORATED BY REFERENCE: None













                                     2 of 36

PART I

ITEM 1.  BUSINESS

PI Services, Inc., (the "registrant" or "Company") was incorporated under the laws of the State of Minnesota on July 7, 1986 as Sweet Little Deal, Inc. The Company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd., and on January 12, 2009 it changed its name to PI Services, Inc.

On August 1, 2007, the board members appointed new directors, Michael Friess and Chloe DiVita, and then resigned as officers and directors of the Company. The Board then appointed Michael Friess as President and CEO of the Company and Chloe DiVita as Secretary, Treasurer and Chief Financial Officer of the Company. The new board members appointed Sanford Schwartz to the board as a Director.

The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 30, 2007, the Company issued 540,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. Additionally, the Company agreed to issue additional shares to these two individuals resulting in 80% control of the Company for an additional cash payment following the proposed increase in the Company's authorized capital. The two individuals were issued 1,233,984 shares on January 31, 2009 to settle the agreement.

The Company held a shareholder meeting on July 23, 2008 to approve a reincorporation of the Company in the State of Nevada and amend the Articles of Incorporation to (i) change the Company's name from Physicians Insurance Services, Ltd. to PI Services, Inc. and (ii) increase the authorized capital stock of the Company to 780,000,000 shares of common stock and to create a class of 20,000,000 shares of preferred stock.

On January 12, 2009 the Company completed the migratory merger to Nevada and adopted the new capital structure approved in the shareholder meeting. The Company completed the 1 for 5 reverse split of its common stock effective March 20, 2009.

Since November 2001, the Company has had insignificant operations. As such, the Company may presently be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company has registered its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective


                                     3 of 36
jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

The Company maintains headquarters at the office of its President. The Company's website is www.physiciansinsuranceservicesinc.com. The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company will file reports with the SEC.

The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is intentionally general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business


                                     4 of 36
opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "Exchange Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained prior to the closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their


                                     5 of 36
stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ACQUISITION OPPORTUNITIES

The Company does not intend to provide the Company's security holders with any disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 1A.  RISK FACTORS

A. Conflicts of Interest. There are certain conflicts of interest between us and our officers and directors as they have other business interests to which they currently devote attention, and may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

It is anticipated that our principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal shareholders may consider their own personal pecuniary benefit rather than the best interests of other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction.


                                     6 of 36

B. Need for Additional Financing. We have very limited financial resources, and such resources are unlikely to be adequate to take advantage of any available business opportunities. Even if our financial resources prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing.

If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If such funds are not available, our operations will be limited to those that can be financed with our modest capital.

C. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their securities in any market that might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

D. No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations since it ceased all major operations in November 2001. The Company has no assets or significant financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

E. No Assurance of Success or Profitability. There is no assurance that we will acquire a business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.


                                     7 of 36

F. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity. Therefore, we can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our shareholders if the business or opportunity proves to be unsuccessful.

G. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid affecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

H. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources to such opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like, which, if we had more funds, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

I. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. This probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

J. Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

K. Other Regulation. An acquisition we make may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities.

L. Dependence Upon Management; Limited Participation of Management. We will be heavily dependent upon the skills, talents, and abilities of our officers and directors to implement our business plan, and may, from time to time, find that the inability of such persons to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Furthermore, we will be entirely dependent upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations. Because investors will not be able to evaluate the merits of our possible business acquisitions, they should critically assess the information concerning our officers and directors.


                                     9 of 36

M. Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the Company will resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the shareholders of the Company.

N. Indemnification of Officers and Directors. Our Articles of Incorporation provide that we may indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

O. Dependence Upon Outside Advisors. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates of our officers and directors, if they are able to provide the required services.

P. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity we make may be leveraged, i.e., we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase our exposure to losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Q. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which we may become interested.

R. No Foreseeable Dividends. We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

S. Loss of Control by Present Management and Shareholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired, an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's shareholders and management would control the Company, and our management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership by our current shareholders.

T. Limited Public Market Exists. There is only a very limited public market for our common stock, and no assurance can be given that an active market will develop or that a shareholder ever will be able to liquidate his investment


                                     9 of 36
without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of our securities. Because of the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

U. Concerns regarding the current economic situation. The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently maintains a mailing address at 5353 Manhattan Circle, Suite 101, Boulder, CO 80303. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

There is only a very limited market for the Company's securities. As of March 20, 2009 the Company's securities were included on the bulletin board under the symbol PISV. During the past two years, there have been no transactions in the Company's common stock reported in the so-called "Pink Sheets". There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. As of March 20, 2009, 70,377 of the Company's outstanding shares were eligible for transfer without registration under the Securities Act.


                                    10 of 36

(b) Holders.

As of March 20, 2009, there were approximately 146 holders of the Company's Common Stock.

(c) Dividends.

No dividends have been paid by the Company on any of its securities since the renewal of its charter and such dividends are not contemplated in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            Years Ended                Period From
                   December 31,    December 31,     June 25, 2007 to
                       2008            2007        December 31, 2008
                   ------------    ------------    -----------------
Revenues           $          -    $          -

Expenses                (29,747)         (8,237)        (37,984)
Net income              (29,747)         (4,918)        (37,984)
Assets                      490           4,515             490
Liabilities              32,358           6,636          32,358

Equity                  (31,868)         (2,121)        (31,868)

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

The Company generated no revenues during the year ended December 31, 2008, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplate by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions. At December 31, 2008, the Company had no material commitments for capital expenditures.

General

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.


                                    11 of 36

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or our directors has had any direct and/or preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources.

The Company has no operating history as a "blank check" company and no material assets. At December 31, 2008 the Company had an accumulated deficit of ($508,940) and a working capital deficit ($ 37,984). The report of the Company's registered public accountants for the financial statements for the year ended December 31, 2008 included a going concern qualification.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by smaller reporting companies.




                                    12 of 36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                PI SERVICES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Report of Independent Registered Public Accounting Firm          F-2

Financial Statements:

     Balance Sheets                                              F-3

     Statements of Operations                                    F-4

     Statement of Changes in Stockholders' (Deficit)             F-5

     Statements of Cash Flows                                    F-6

     Notes to Financial Statements                               F-7

                                    13 of 36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PI Services, Inc.

We have audited the accompanying balance sheets of PI Services, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended December 31, 2008 and 2007, and for the period from June 25, 2007 (date of commencement of development stage) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PI Services, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years ended December 31, 2008 and 2007, and for the period from June 25, 2007 (date of commencement of development stage) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has no business operations and has negative working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

March 24, 2009

                                    14 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                            December 31,    December 31,
                                                                2008            2007
Current Assets:
  Cash                                                               490           4,515
                                                            ------------    ------------
TOTAL ASSETS                                                $        490    $      4,515
                                                            ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                          $      3,518    $      3,425
  Accounts payable, related party (Note 4)                        28,840           3,211
                                                            ------------    ------------
   Total Current Liabilities                                      32,358           6,636
                                                            ------------    ------------

     TOTAL LIABILITIES                                            32,358           6,636
                                                            ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4,5 and 6)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 3)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   983,496 issued and outstanding at
   December 31, 2008 and December 31, 2007
   (Note 3)                                                          984             984
  Additional paid-in capital                                     514,072         514,072
  Accumulated (Deficit)                                         (508,940)       (508,940)
  Retained earnings during the
   development stage                                             (37,984)         (8,237)
                                                            ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                                    (31,868)         (2,121)
                                                            ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                                     $        490    $      4,515
                                                            ============    ============

The accompanying notes are an integral part of the financial statements.

                                    15 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               Period from
                                                                 June 25,
                                                              2007(date of
                                                              commencement
                                                             of development
                                   For the Year Ended           stage) to
                                      December 31,            December 31,
                                  2008            2007            2008
                              ------------    ------------    ------------
Revenue                       $       --      $       --      $       --
                              ------------    ------------    ------------
Expenses:
  Legal and accounting fees         24,807           2,636          27,443
  Transfer agent fees                2,460           5,019           7,479
  Printing and mailing fees          1,232            --             1,232
  General corporate fees               263             536             799
  Other                                985              46           1,031
                              ------------    ------------    ------------
     Total Expenses                 29,747           8,237          37,984
                              ------------    ------------    ------------
Net Operating (Loss)               (29,747)         (8,237)        (37,984)
                              ------------    ------------    ------------

Net (Loss) from continuing
  Operations                       (29,747)         (8,237)        (37,984)
                              ------------    ------------    ------------

Discontinued Operations:
  Gain from discontinued
   operations                         --             3,319            --
                              ------------    ------------    ------------
  Net (Loss)                       (29,747)         (4,918)        (37,984)
                              ============    ============    ============

Per Share
  Continuing Operations       $       (.03)   $       (.02)   $       (.04)
  Discontinued Operations             --               .01            --
                              ------------    ------------    ------------
     Total                    $       (.03)   $       (.01)   $       (.04)
                              ============    ============    ============

Weighted Average Shares
  Outstanding                      983,496         372,052         864,917
                              ============    ============    ============



The accompanying notes are an integral part of the financial statements.

                                    16 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

          For the Period from January 1, 2007 through December 31, 2008


                                 PREFERRED STOCK           COMMON STOCK                                     DEFICIT
                              ---------------------   ---------------------                               ACCUMULATED
                                                                              ADDITIONAL                   DURING THE
                                                                               PAID-IN     ACCUMULATED    DEVELOPMENT
                                SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL      (DEFICIT)        STAGE         TOTAL
                              ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------
Balance, December 31, 2006         --     $    --        88,699   $      89   $  504,824   $  (512,259)   $      --      $  (7,346)

Debt converted to equity           --          --       354,797         355        3,672          --             --          4,027
July 31, 2007 (Note 4)

Issuance of stock for cash
at $.011 September 30, 2007        --          --       540,000         540        5,576          --             --          6,116


Net income for the year            --          --          --          --           --           3,319         (8,237)      (4,918)
                              ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------

Balance, December 31, 2007         --          --       983,496         984      514,072      (508,940)        (8,237)      (2,121)



Net (loss) for the year            --          --          --          --           --            --          (29,747)     (29,747)
                              ---------   ---------   ---------   ---------   ----------   -----------    -----------    ---------

Balance, December 31, 2008         --     $    --       983,496   $     984   $  514,072   $  (508,940)   $   (37,984)   $ (31,868)
                              =========   =========   =========   =========   ==========   ===========    ===========    =========


The accompanying notes are an integral part of the financial statements.

                                    17 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                   Period From
                                                                   June 25, 2007
                                                                     (Date of
                                                                   development
                                           For the Year Ended        Stage) to
                                              December 31,         December 31,
                                           2008          2007          2008
                                        ----------    ----------   ------------
Cash Flows from Operating
  Activities of Continued Operations:
  Net (loss)                            $  (29,747)   $   (4,918)  $    (37,984)
  Less: Net gain from Discontinued            --           3,319           --
         Operations                     ----------    ----------   ------------

Net (loss) from Continuing Operations      (29,747)       (8,237)       (37,984)
                                        ----------    ----------   ------------
Adjustments to reconcile net loss
 To net cash (used in) operating activities:
  Increase in accounts payable                  93         3,425          3,518
                                        ----------    ----------   ------------
Net Cash (Used in) Operating
  Activities                               (29,654)       (4,812)       (34,466)
                                        ----------    ----------   ------------
Cash Flows from Investing Activities:         --            --             --
                                        ----------    ----------   ------------
Net Cash Provided by
  Investing Activities                        --            --             --
                                        ----------    ----------   ------------
Cash Flows from Financing Activities:
  Sale of common stock                      13,884         6,116          6,116
  Advances from related party               11,745         3,211         28,840
                                        ----------    ----------   ------------
Net Cash Provided by
  Financing Activities                      25,629         9,327         34,956
                                        ----------    ----------   ------------
Cash Flows from (Used In):
  Discontinued Operations                     --             (55)           (55)
                                        ----------    ----------   ------------
   Net cash provided by (used in)             --             (55)           (55)
    Discontinued Operations             ----------    ----------   ------------

Increase (Decrease) in Cash                 (4,025)        4,460            435
                                        ----------    ----------   ------------
Cash, Beginning of Period                    4,515            55             55
                                        ----------    ----------   ------------
Cash, End of Period                     $      490    $    4,515   $        490
                                        ==========    ==========   ============
Interest Paid                           $     --      $     --     $       --
                                        ==========    ==========   ============
Income Taxes Paid                       $     --      $     --     $       --
                                        ==========    ==========   ============

The accompanying notes are an integral part of the financial statements.

                                    18 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


(1) Summary of Accounting Policies, and Description of Business

This summary of significant accounting policies of PI Services, Inc. (Company), a "Development Stage Company", is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. All share information has been adjusted to reflect the one-for-five reverse stock split effective March 20, 2009.

(a) Organization and Description of Business

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. The Company executed a Plan of Exchange with Protective Physicians Insurance services, Ltd. on October 10, 1991, and changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and a name change to PI Services, Inc., which became effective January 12, 2009.

Since November 2001, the Company has not engaged in any business operations.

Effective June 25, 2007, the Company commenced activities to become a reporting company with the Securities and Exchange Commission ("SEC") with the intention to become a publicly trading company.

(b) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. All share information has been adjusted to reflect the one-for-five reverse stock split effective March 20, 2009.

(d) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations and has negative working capital and stockholders' deficits, which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to register the Company's common stock under the Securities Exchange Act of 1934 and to begin the filing of SEC reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                                    19 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

The Company has had no revenue during its development stage. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable, accrued expenses and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

(k)  Development stage

Based upon the Company's business plan, it became a development stage enterprise effective June 25, 2007 when it commenced activities to become a reporting company with the SEC. Planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

                                    20 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2008 and December 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

 (m) Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2027, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                    Estimated
                       NOL                 Estimated                Change in
                      Carry-      NOL     Tax Benefit   Valuation   Valuation   Net Tax
  Period Ending      forward    Expires     from NOL    Allowance   Allowance   Benefit
  -------------      -------    -------     --------    ---------   ---------   -------
December 31, 2007    508,237    Various      94,024      (94,024)    (1,524)       --
December 31, 2008    537,984    Various      99,527      (99,527)    (5,503)       --

     Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

     Income tax benefit at statutory rate resulting from net
     operating loss carry forward                                      (15.0%)
     State tax (benefit) net of Federal benefit                        (3.5)%
     Deferred income tax valuation allowance                            18.5%
                                                                    ------------
     Actual tax rate                                                     0%
                                                                    ============

                                    21 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

(3) Common Stock and Migratory Merger

Pursuant to the Articles of Incorporation in Nevada, the Company is authorized to issue 780,000,000 common shares with $.001 par value. There were 983,496 shares of common stock issued and outstanding at December 31, 2008. During the year ended December 31, 2007, the Company agreed to issue 354,797 shares of common stock to former shareholders in exchange for debt with an original value of $94,500. The fair value of the stock was estimated at $4,027. The transaction was treated as a Type I subsequent event, resulting in a $90,473 reduction in the value of the debt, which was recorded as additional paid-in capital in a prior period, since the shareholders in effect contributed cash by not requiring payment. Additionally, the Company exchanged its cemetery and related assets to a shareholder/former director of the Company, in cancellation for related liabilities. Prior to 2006, management had determined the cemetery assets were impaired and had recorded a valuation allowance for the full amount. In addition, since the sale of the cemetery was treated as a Type I subsequent event, the liabilities related to the cemetery were also written off in the prior period. In September 2007, the Company issued a total of 540,000 shares of common stock to two directors for $6,116 cash. This resulted in a change in control of the Company. During the year ended December 31, 2008, the Company agreed to issue a total of 1,233,984 shares of common stock to two directors for an advance cash payment of $13,884. The common stock was issued on January 31, 2009 following the migratory merger to Nevada.

On July 1, 2008, the Board of Directors unanimously adopted resolutions to reincorporate Physicians Insurance Services, Ltd. in the State of Nevada by merger with and into a Nevada corporation with the name PI Services, Inc., which Physicians Insurance Services, Ltd. formed for such purpose (the "Migratory Merger"), and to complete a 1 for 5 reverse stock split on the Company's common stock. Effective July 23, 2008, shareholders approved the Agreement and Plan of Merger.

In accordance with the Agreement and Plan of Merger, effective January 12, 2009, Physicians Insurance Services, Ltd. became and adopted the capital structure of PI Services, Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"). In addition, on January 12, 2009, the issued and outstanding shares of our common stock automatically converted into shares of PI Services, Inc. common stock at a ratio of one (1) share of our currently outstanding common stock for one (1) share of PI Services, Inc. common stock. The Company completed a 1 for 5 reverse split on its common stock effective March 20, 2009.

All references in the accompanying financial statements to the number of shares authorized and outstanding have been retroactively adjusted to reflect the new capital structure and par values effective January 12, 2009, and the reverse stock split effective March 20, 2009.

(4) Related Party Transactions

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

In July 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt.

On September 30, 2007 the Company issued 540,000 shares of its common stock to two directors and officers of the Company for a $6,116 cash payment. During the year ended December 31. 2008 the two directors and officers of the Company advanced the Company an additional $13,884 in exchange for additional share of common stock following the increase in the Company's authorized capital effective January 12, 2009. The shares were issued on January 31, 2009.

At December 31, 2008 and 2007, the Company owed $14,956 and $3,211, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand. Included in accounts payable related party at December 31, 2008 is $13,884, which was advanced by two directors of the Company in exchange for stock during the period ended June 30, 2008. The shares were issued on January 31, 2009 following the reincorporation of the Company to the State of Nevada. The issuance resulted in the two directors having 80% ownership of the Company.

                                    22 of 36

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


(5) Discontinued Operations

In January 1995 the Company entered into an agreement to purchase a cemetery asset. In July 2007, after several years of minimal sales, the Board of Directors transferred the title of the cemetery and related assets back to its original owners. Prior to 2006, management had determined that the cemetery assets were impaired and had recorded a valuation allowance for the full amount. In addition, since the sale of the cemetery was treated as a Type I subsequent event, the liabilities related to the cemetery were also written off in the prior period. The transactions related to the cemetery are disclosed as discontinued operations.

(6) Subsequent Events

In accordance with the Agreement and Plan of Merger, to reincorporate the Company in the State of Nevada and merge into PI Services, Inc., a Nevada corporation, the Company effectively became PI Services, Inc. on January 12, 2009. Additionally, the Company effected the 1 for 5 reverse split as part of the Merger with an effective date of March 20, 2009. The Company also issued the remaining 1,233,984 shares owed to two directors and officers of the Company on January 31, 2009 for an advance cash payment of $13,884 received in the period ending June 30, 2008 and resulting in the two directors owning approximately 80% of the outstanding common stock of the Company.

                                    23 of 36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DATA

There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of


                                    24 of 36
her responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                          AGE            POSITION

Michael Friess                59             Chairman of the Board
                                               President and CEO

Sanford Schwartz              58             Vice President, Director

Chloe DiVita                  31             Treasurer, Secretary,
                                               Director and CFO

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the above named officers and directors are acting on behalf of or will act at the direction of any other person.

There is no family relationship between any director or executive officer of the Company.

The Board of Directors presently has no committees.


                                    25 of 36

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Michael Friess is a self-employed attorney licensed to practice law in the State of Colorado. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation. Mr. Friess has served as a Director and Officer of the Company since August 2007. Mr. Friess served on the Board of Directors of Oralabs Holding Corporation (NASDAQ: OLAB) from September 1997 until December 2006.

Chloe DiVita joined the Company as an Officer and Director in August 2007. For the past seven (7) years, Mrs. DiVita has been self-employed accountant and business development consultant partnering on many projects with Creative Business Strategies, Inc., a business consulting firm.

Sanford Schwartz has been a director of the Company since August 2007. Mr. Schwartz is the Chairman of Creative Business Strategies, Inc., a business consulting firm in Boulder, Colorado co-founded by Mr. Schwartz in 1985.

Previous Blank-Check Experience

Mr. Michael Friess, President and a director and executive officer of the Company, Mr. Sanford Schwartz a director of the Company, and Mrs. Chloe DiVita, Secretary and Treasurer of the Company, have all been involved either as an officer or director, or both, with other blank-check companies, which have completed some form of corporate reorganization. The officers and directors of the Company intend to work on developing additional registered blank check companies. The following is a list of the blank-check companies with which the Company's officers and directors have previously been involved during the last five years:

Hemcure, Inc. (HMCU), Commission File #000-51543, was initially registered in May of 1987. The registrant was organized to provide administrative and marketing services to physicians or physician groups who emphasize outpatient non-surgical treatment for hemorrhoids. During June 2006, majority ownership and control of HMCU changed and became Aurasound, Inc. listed on the OTCBB symbol
(ARAU). Current officers and directors of PI Services, Inc. are not currently officers, directors or employees of ARAU and, therefore, have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of ARAU. ARAU appears to be current in all of its filings with the Securities and Exchange Commission.

Implant Technologies, Inc. (IMLT), Commission File #000-17064, initially registered in 1980 was formed for the purpose of developing and marketing medical products. From April 2006 to July, 2007, Michael Friess served as Secretary and Treasurer, and Sanford Schwartz served as a Director of IMLT. During July 2007, majority ownership and control of IMLT changed and became Oasis Online Technologies Corp listed on the OTCBB symbol (OOLN), a company that is planning acquisitions in the online security and authentication market. Current officers and directors of PI Services, Inc. are not currently officers, directors or employees of OOLN and, therefore, have no direct knowledge of the business operations or possible pending acquisition, business combinations or mergers of OOLN. OOLN appears to be current in its filings with the Securities and Exchange Commission.

Discovery Technologies, Inc. (DSVY), Commission File #000-18606, initially registered in 1987 was formed to design, manufacture and market video products that transmit pictures over standard voice-grade telephone lines. In June 2006, Craig T Rogers, the sole remaining director, appointed certain officers and


                                    26 of 36
directors of PI Services, Inc. as the new officers and directors of Discovery Technologies, Inc. During December 2007, majority ownership and control of DSVY changed and became China Green Agriculture listed on the OTCBB symbol (CGAG). Current officers and directors of the Company are not currently officers or directors or employees of CGAG and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or mergers of CGAG. CGAG appears to be current in its filings with the Securities and Exchange Commission.

Certified Technologies Corporation (CFDT), Commission File #000-52786, initially registered in 1984 was formed to market a fire retardant chemical formulation to the commercial aviation and business furniture industries. In February 2007 Joseph Whitney, the sole remaining director, appointed certain officers and directors of PI Services, Inc. as the new officers and directors of Certified Technologies Corporation. During May 2008, majority ownership and control of CFDT changed and became Zhaoheng Hydropower CO listed on the OTCBB symbol
(ZHYP). Current officers and directors of the Company are not currently officers or directors or employees of ZHYP and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of ZHYP. ZHYP appears to be current in all of its filings with the Securities and Exchange Commission.

Henry County Plywood Corporation (HRYC), Commission File #000-53208, initially registered in 1948 was formed to purchase, lease, sell, manufacture and deal in lumber, and other wood products. In August 2006, the remaining board appointed Michael Friess as President and CEO of the company, and Sanford Schwartz as Director. In October 2007, Messrs Friess and Schwartz resigned as officers and directors of the Company, and in May 2008 Mr. Friess was reappointed to the Board. In January 2009, majority ownership and control of HRYC changed. Current officers and directors of the Company are not currently officers or directors or employees of HRYC and, therefore, have no direct knowledge of the business operations or possible pending acquisitions, business combinations or merger of HRYC. HRYC appears to be current in all of its filings with the Securities and Exchange Commission.

Conflicts of Interest

The Company's officers and directors have in the past and may in the future be officers and directors of other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in Messrs Friess and Schwartz and Mrs. DiVita serving as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs. The officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention even if the opportunities relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention in the performance of their duties as officers and directors of the Company will be considered opportunities of, and be made available to the Company. However, they are under no obligation to make any opportunities that come to their attention in the performance of their duties for any other companies or in any other manner available to the Company. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.


                                    27 of 36

Investment Company Act of 1940

Management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation since the renewal of the Company's charter. They have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has minimal funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral. It is anticipated that this compensation would be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has minimal cash available. The amount of such compensation, if any, cannot be determined as of the date of this registration statement.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.


                                    28 of 36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth certain information as of March 20, 2009 regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (ii) by each director and executive officer of the Company and (iii) by all executive officer's and directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. Share numbers have been adjusted to reflect the one-for-five reverse stock split effective March 20, 2009.

NAME AND ADDRESS                     NUMBER OF           PERCENTAGE
                                   SHARES OWNED          OF SHARES
                                   OR CONTROLLED           OWNED

Michael Friess                        886,992              40.00%
5353 Manhattan Circle Ste 101
Boulder, Colorado 80303

Sanford Schwartz                      886,992              40.00%
5353 Manhattan Circle Ste 101
Boulder, Colorado 80303

Chloe DiVita                                0               0.00%
5353 Manhattan Circle Ste 101
Boulder, Colorado 80303

All Officers and Directors          1,773,984              80.00%
as a Group

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset that we propose to acquire through security holdings, contracts, options, or otherwise.

We may pay any consulting or finder's fee for consulting services to assist management in evaluating a prospective business opportunity in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, we are unable to predict whether or in what amount such a stock issuance might be made.

We maintain our offices at the offices of our majority shareholders, for which we pay no rent. We anticipate that following the consummation of a business combination with an acquisition candidate, our office will be moved, but cannot predict future office or facility arrangements with our officers, directors or affiliates.

Although we have no current plans to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by our current shareholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current shareholders, or requiring the future employment of specified officers and payment of salaries to


                                    29 of 36
them. It is more likely than not that any sale of securities by our current shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such shareholders. Any payment to current shareholders in the context of an acquisition in which we are involved would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

On September 30, 2007, the Company issued 540,000 shares of its common stock to two directors of the Company, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. This resulted in a change in control in the Company. In connection with the sale, the Company agreed to issue additional shares for cash following the proposed increase in the Company's authorized capital stock resulting in the two directors owning approximately 80% of the outstanding stock of the Company. On January 12, 2009, the company completed a migratory merger becoming PI Services, Inc., a Nevada corporation, and issued the remaining 1,233,984 shares due to Messrs Friess and Schwartz on January 31, 2009.

During the period ended December 31, 2008 and December 31, 2007, a related party paid for expenses of the Company totaling $14,956 and $3,211, respectively. The advances are uncollateralized, bear no interest and are due on demand. Securities issued by blank check companies cannot be resold under Rule 144 so long as the company remains a blank check company but must be registered under the Securities Act of 1933. The Company has no obligation to register these or any other shares under the Securities Act of 1933.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend at this time to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the years ended December 31, 2008 and 2007 for professional services rendered by our principal accountant for the audit of our annual financial statements were $12,000.

Audit Related Fees

The Company incurred no fees for the year ended December 31, 2008 and 2007 for audit related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The Company incurred no fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended December 31, 2008 and 2007.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the fiscal year ended December 31, 2008 and 2007.


                                    30 of 36

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Index

3.1      Articles of Incorporation with Amendments
3.2      Bylaws of the Company
4.1      Specimen Stock Certificate
31.1     Section 302 Certification of Chief Executive Officer
31.2     Section 302 Certification of Chief Financial Officer
32.1     Section 906 Certification of Chief Executive Officer
32.2     Section 906 Certification of Chief Financial Officer











                                    31 of 36

SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                     PI SERVICES, INC.

(Date)                       March 24, 2009
BY(Signature)                /s/ Michael Friess
(Name and Title)             Michael Friess
                             President, Chief Executive Officer


(Date)                       March 24, 2009
BY(Signature)                /s/ Chloe DiVita
(Name and Title)             Chloe DiVita
                             Treasurer, Secretary and Chief
                             Financial Officer









                                    32 of 36