Form 10-Q
period 2009-03-31
PI SERVICES INC
filed 2009-05-14
CIK 888719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                        Commission File Number: 000-53263

                                 PI SERVICES INC

        (Exact name of small business issuer as specified in its charter)


             Nevada                                        41-1559888
-------------------------------                ---------------------------------
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

                                  Yes X No ___


As of May 11, 2009, the Registrant had 2,217,480 shares of common stock, $.001 par value, adjusted for a reverse split effective March 20, 2009.

                                      INDEX
                                      -----
                                                                       Page
                                                                      Number
                                                                      ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of March 31, 2009
            (unaudited) and December 31, 2008                            2

           Statements of Operations, Three Months
            ended March 31, 2009 and 2008, and the period
            from June 25, 2007 (date of commencement of
            development stage) through March 31, 2009
            (unaudited)                                                  3

           Statements of Cash Flows, Three Months
            ended March 31, 2009 and 2008, and the period
            from June 25, 2007 (date of commencement of
            development stage) through March 31, 2009
            (unaudited)                                                  4

           Notes to Financial Statements                                 5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                                   10

 Item 3.   Quantitative and Qualitative Disclosures about
            Market Risk                                                  10

 Item 4T.  Controls and Procedures.                                      10


Part II.  Other Information                                              11

 Item 1.   Legal Proceedings                                             11

 Item 1A.  Risk Factors                                                  11

 Item 2.   Unregistered Sales of Equity Securities and Use
            Use of Proceeds                                              11

 Item 3.   Defaults Upon Senior Securities                               11

 Item 4.   Submission of Matters to a Vote of Security Holders           11

 Item 5.   Other Information                                             11

 Item 6.   Exhibits                                                      11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by PI Services, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                  March 31,     December 31,
                                                    2009            2008
                                                ------------    ------------
                                                 (unaudited)    (see note 1)
Current Assets:
  Cash                                                  --               490
                                                ------------    ------------
TOTAL ASSETS                                    $       --      $        490
                                                ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Checks written in excess of cash balance      $      2,564    $       --
  Accounts payable and accrued expenses               10,030           3,518
  Accounts payable, related party                     18,317          28,840
                                                ------------    ------------
   Total Current Liabilities                          30,911          32,358
                                                ------------    ------------

     TOTAL LIABILITIES                                30,911          32,358
                                                ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4,5 and 6)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   2,217,480 and 983,496 issued and
   outstanding at March 31, 2009
   and December 31, 2008 (Note 4)                      2,217             984
  Additional paid-in capital                         526,722         514,072
  Accumulated (Deficit)                             (508,940)       (508,940)
  Retained earnings during the
   development stage                                 (50,911)        (37,984)
                                                ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                        (30,911)        (31,868)
                                                ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                         $       --      $        490
                                                ============    ============

The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 For the
                                                               Period from
                                                              June 25, 2007
                                                                (date of
                                                               development
                              Three Months    Three Months        stage)
                                  Ended           Ended          through
                                March 31,       March 31,        March 31,
                                  2009            2008             2009
                              ------------    ------------    -------------
Revenue                       $       --      $       --      $        --
                              ------------    ------------    -------------
Expenses:
  Legal and accounting fees         10,002           5,000           37,445
  Transfer agent fees                1,419             350            8,898
  Printing and mailing fees             51            --              1,283
  General corporate fees               475            --                738
  Other                                980               6            2,547
                              ------------    ------------    -------------
     Total Expenses                 12,927           5,356           50,911
                              ------------    ------------    -------------
Net Operating (Loss)               (12,927)         (5,356)         (50,911)
                              ------------    ------------    -------------

Net Income (Loss)             $    (12,927)   $     (5,356)   $     (50,911)
                              ============    ============    =============

Per Share                     $       (.01)   $       (.01)   $        (.06)
                              ============    ============    =============

Weighted Average Shares
  Outstanding                    1,792,441         983,496          994,523
                              ============    ============    =============




The accompanying notes are an integral part of the financial statements.


                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the
                                                                       Period from
                                                                      June 25, 2007
                                                                        (date of
                                                                       development
                                                                          stage)
                                        For the Three Months Ended       through
                                                 March 31,               March 31,
                                            2009           2008            2009
                                        -----------    -----------    -------------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                     $   (12,927)   $    (5,356)   $     (50,911)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Checks written in excess of cash
   balance                                    2,564           --              2,564
  Increase (decrease) in accounts
   payable and accrued expenses               6,512          4,680           10,030
                                        -----------    -----------    -------------
Net Cash (Used in) Operating
  Activities                                 (3,851)          (676)         (38,317)
                                        -----------    -----------    -------------

Cash Flows from Investing Activities           --             --               --
                                        -----------    -----------    -------------

Cash Flows from Financing Activities:
  Sales of common stock                        --             --             20,000
  Advance from related party                  3,361           --             18,317
                                        -----------    -----------    -------------
Net Cash Provided by Financing
  Activities                                  3,361           --             38,317
                                        -----------    -----------    -------------
Cash Flows (Used In) :
  Discontinued Operations                      --             --                (55)
                                        -----------    -----------    -------------
   Net cash provided by (used in)
     Discontinued Operations                   --             --                (55)
                                        -----------    -----------    -------------
Increase (decrease) in Cash                    (490)          (676)             (55)
                                        -----------    -----------    -------------
Cash, Beginning of Period                       490          4,515               55
                                        -----------    -----------    -------------
Cash, End of Period                     $      --      $     3,839    $        --
                                        ===========    ===========    =============
Interest Paid                           $      --      $      --      $        --
                                        ===========    ===========    =============
Income Taxes Paid                       $      --      $      --      $        --
                                        ===========    ===========    =============
Supplemental Non-Cash Transactions
 Issuance of stock for advances         $    13,884    $      --      $      13,884
                                        ===========    ===========    =============

The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2009 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of March 31, 2009, the statements of operations and the statements of cash flows for the three months ended March 31, 2009 and 2008, have been prepared by PI Services, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2009 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

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

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2009 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of March 31, 2009, there were 2,217,480 shares of common stock issued and outstanding. During the year ended December 31, 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) of the Act for transactions not involving a public offering. No underwriters were involved and no commissions or other consideration was paid in connection with the issuance of the shares.

On September 30, 2007, the Company issued 540,000 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. Additionally, on January 31, 2009, the Company issued an additional 1,233,984 shares to these two individuals for an additional cash payment of $13,884 following the proposed increase in the Company's authorized capital.

On July 1, 2008, the Board of Directors unanimously adopted resolutions to reincorporate Physicians Insurance Services, Ltd. in the State of Nevada by merger with and into a Nevada corporation with the PI Services, Inc., which Physicians Insurance Services, Ltd. formed for such purpose (the "Migratory Merger"), and to complete a 1 for 5 reverse stock split on the Company's common stock. Effective July 23, 2008 shareholders approved the Agreement and Plan of Merger.

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

(5) Related Party Transactions

On January 31, 2009 the Company issued 1,233,984 shares of common stock to two directors for an advance cash payment of $13,884.

At March 31, 2009 and December 31, 2008, the Company owed $18,317 and $14,956, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended March 31, 2009, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2009, the Company had no material commitments for capital expenditures.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 31, 2009 the Company issued 1,233,984 shares of common stock to two directors for an advance cash payment of $13,884, which the Company used to cover its registration expenses.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None during the three-month period covered by this report.

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



REGISTRANT                            PI Services, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                May 11, 2009

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                May 11, 2009

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                May 11, 2009