Form 10-Q
period 2009-06-30
PI SERVICES INC
filed 2009-08-13
CIK 888719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

                        Commission File Number: 000-53263

                                 PI SERVICES INC

        (Exact name of small business issuer as specified in its charter)


         Nevada                                          41-1559888
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


            5353 Manhattan Circle Suite 101 Boulder, Colorado 80303 (Address of principal executive offices including zip code)

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

Large accelerated filer ____                     Accelerated filer____
Non-accelerated filer____                        Smaller reporting company  X
Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X No___


As of August 12, 2009, the Registrant had 2,217,480 shares of common stock, $.001 par value, adjusted for a reverse split effective March 20, 2009.

                                      INDEX
                                      -----
                                                                         Page
                                                                        Number
                                                                        ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of June 30, 2009 (unaudited)
            and December 31, 2008                                          2

           Statements of Operations, Three Months ended
            June 30, 2009 and 2008 (unaudited)                             3

           Statements of Operations, Six Months ended
            June 30, 2009 and 2008, and the period from
            June 25, 2007 (date of commencement of development
            stage) through June 30, 2009 (unaudited)                       4

           Statements of Cash Flows, Six Months
            ended June 30, 2009 and 2008, and the period
            from June 25, 2007 (date of commencement of
            development stage) through June 30, 2009
            (unaudited)                                                    5

           Notes to Financial Statements                                   6

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                          10

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk     10

 Item 4T.  Controls and Procedures.                                       10


Part II.  Other Information                                               11

 Item 1.   Legal Proceedings                                              11

 Item 1A.  Risk Factors                                                   11

 Item 2.   Unregistered Sales of Equity Securities and  Use of Proceeds   11

 Item 3.   Defaults Upon Senior Securities                                11

 Item 4.   Submission of Matters to a Vote of Security Holders            11

 Item 5.   Other Information                                              11

 Item 6.   Exhibits                                                       11

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by PI Services, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                                 June 30,      December 31,
                                                   2009            2008
                                               ------------    ------------
                                                (unaudited)    (see note 1)
Current Assets:
  Cash                                                   99             490
                                               ------------    ------------
TOTAL ASSETS                                   $         99    $        490
                                               ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses               2,959           3,518
  Accounts payable, related party                    29,647          28,840
                                               ------------    ------------
   Total Current Liabilities                         32,606          32,358
                                               ------------    ------------

     TOTAL LIABILITIES                               32,606          32,358
                                               ------------    ------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   2,217,480 and 983,496 issued and
   outstanding at June 30, 2009
   and December 31, 2008
   (Note 4)                                           2,217             984
  Additional paid-in capital                        526,722         514,072
  Accumulated (Deficit)                            (508,940)       (508,940)
  Retained earnings during the
   development stage                                (52,506)        (37,984)
                                               ------------    ------------
TOTAL STOCKHOLDERS' (DEFICIT)                       (32,507)        (31,868)
                                               ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $         99    $        490
                                               ============    ============



    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months    Three Months
                                                    Ended           Ended
                                                   June 30,        June 30,
                                                     2009            2008
                                                 ------------    ------------
Revenues                                         $       --      $       --
                                                 ------------    ------------

Expenses:
  Legal and accounting fees                             1,000           9,128
  Transfer agent fees                                     275             649
  General corporate fees                                  169            --
  Other                                                   151             339
                                                 ------------    ------------
   Total Expenses                                       1,595          10,116
                                                 ------------    ------------
Net Operating (Loss)                                   (1,595)        (10,116)
                                                 ------------    ------------

Note                                             $     (1,595)   $    (10,116)
                                                 ============    ============

Per Share                                                 nil             nil
                                                 ============    ============

Weighted Average Shares
  Outstanding                                       2,217,480         983,496
                                                 ============    ============






    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   For the
                                                                 Period from
                                                                June 25, 2007
                                                                  (date of
                                                                 development
                                Six Months       Six Months         stage)
                                  Ended            Ended           through
                                 June 30,         June 30,         June 30,
                                   2009             2008             2009
                              -------------    -------------    -------------
Revenue                       $        --      $        --      $        --
                              -------------    -------------    -------------
Expenses:
  Legal and accounting fees          11,002           14,128           38,445
  Transfer agent fees                 1,694              999            9,173
  Printing and mailing fees              51             --              1,283
  General corporate fees                644             --                907
  Other                               1,131              345            2,698
                              -------------    -------------    -------------
     Total Expenses                  14,522           15,472           52,506
                              -------------    -------------    -------------
Net Operating (Loss)                (14,522)         (15,472)         (52,506)
                              -------------    -------------    -------------

Net Income (Loss)             $     (14,522)   $     (15,472)   $     (52,506)
                              =============    =============    =============

Per Share                     $        (.01)   $        (.02)   $        (.05)
                              =============    =============    =============

Weighted Average Shares
  Outstanding                     1,603,897          983,496        1,145,731
                              =============    =============    =============








    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Period from
                                                                  June 25, 2007
                                                                    (date of
                                                                   development
                                                                      stage)
                                      For the Six Months Ended       through
                                       June 30,      June 30,        June 30,
                                         2009          2008            2009
                                      ----------    ----------    -------------
Cash Flows from Operating
  Activities:
  Net Income (Loss)                   $  (14,522)   $  (15,472)   $     (52,506)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
   payable and accrued expenses             (559)        2,038            2,959
                                      ----------    ----------    -------------
Net Cash (Used in) Operating
  Activities                             (15,082)      (13,434)         (49,548)
                                      ----------    ----------    -------------

Cash Flows from Investing Activities        --            --               --
                                      ----------    ----------    -------------

Cash Flows from Financing Activities:
  Sales of common stock                     --            --             20,000
  Advance from related party              14,691        13,884           29,647
                                      ----------    ----------    -------------
Net Cash Provided by Financing
  Activities                              14,691        13,884           49,647
                                      ----------    ----------    -------------
Cash Flows (Used In) :
  Discontinued Operations                   --            --                (55)
                                      ----------    ----------    -------------
   Net cash provided by (used in)
     Discontinued Operations                --            --                (55)
                                      ----------    ----------    -------------
Increase (decrease) in Cash                 (391)          450               44
                                      ----------    ----------    -------------
Cash, Beginning of Period                    490         4,515               55
                                      ----------    ----------    -------------
Cash, End of Period                   $       99    $    4,965    $          99
                                      ==========    ==========    =============
Interest Paid                         $     --      $     --      $        --
                                      ==========    ==========    =============
Income Taxes Paid                     $     --      $     --      $        --
                                      ==========    ==========    =============
Supplemental Non-Cash Transactions
 Issuance of stock for advances       $   13,884    $     --      $      13,884
                                      ==========    ==========    =============


    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2009 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of June 30, 2009, the statements of operations and the statements of cash flows for the six months ended June 30, 2009 and 2008, have been prepared by PI Services, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2009 and for all periods presented, have been made.

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

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2009 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of June 30, 2009, there were 2,217,480 shares of common stock issued and outstanding. During the year ended December 31, 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) of the Act for transactions not involving a public offering. No underwriters were involved and no commissions or other consideration was paid in connection with the issuance of the shares.

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

At June 30, 2009 and December 31, 2008, the Company owed $29,647 and $28,840, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended June 30, 2009, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2009, the Company had no material commitments for capital expenditures.

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



REGISTRANT                            PI Services, Inc.



BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                August 12, 2009

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                August 12, 2009

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                August 12, 2009