Form 10-Q
period 2009-09-30
PI SERVICES INC
filed 2009-11-20
CIK 888719

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

Large accelerated filer____                        Accelerated filer____
Non-accelerated filer____                          Smaller reporting company X
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X  No___

As of Nov 18, 2009, the Registrant had 2,217,480 shares of common stock, $.001 par value, adjusted for a reverse split effective March 20, 2009.

                                      INDEX
                                      -----
                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

 Item 1.   Financial Statements

           Balance Sheets as of September 30, 2009
            (unaudited) and December 31, 2008                                2

           Statements of Operations, Three Months ended
             September 30, 2009 and 2008 (unaudited)                         3

           Statements of Operations, Nine Months ended
            September 30, 2009 and 2008, and the period from
            June 25, 2007 (date of commencement of development
            stage) through September 30, 2009 (unaudited)                    4

           Statements of Cash Flows, Nine Months ended
            September 30, 2009 and 2008, and the period from
            June 25, 2007 (date of commencement of development
            stage) through September 30, 2009 (unaudited)                    5

           Notes to Financial Statements                                     6

 Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                             8

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk        8

 Item 4T.  Controls and Procedures.                                          8


Part II.  Other Information                                                  9

 Item 1.   Legal Proceedings                                                 9

 Item 1A.  Risk Factors                                                      9

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       9

 Item 3.   Defaults Upon Senior Securities                                   9

 Item 4.   Submission of Matters to a Vote of Security Holders               9

 Item 5.   Other Information                                                 9

 Item 6.   Exhibits                                                          9

                          PART I. FINANCIAL STATEMENTS


ITEM 1 FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by PI Services, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for these interim periods are not necessarily indicative of the results for the entire year.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS


                                               September 30,     December 31,
                                                    2009             2008
                                               -------------    -------------
                                                (unaudited)      (see note 1)
Current Assets:
  Cash                                                     9              490
                                               -------------    -------------
TOTAL ASSETS                                   $           9    $         490
                                               =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                2,790            3,518
  Accounts payable, related party                     31,147           28,840
                                               -------------    -------------
   Total Current Liabilities                          33,937           32,358
                                               -------------    -------------

     TOTAL LIABILITIES                                33,937           32,358
                                               -------------    -------------

Commitments and contingencies
  (Notes 1,2,3,4, and 5)

Stockholders' (Deficit)
  Preferred Stock, $.001 par value
   20,000,000 shares authorized;
   No shares issued and outstanding (Note 4)
  Common stock, $.001 par value
   780,000,000 shares authorized,
   2,217,480 and 983,496 issued and
   outstanding at September 30, 2009 and
   December 31, 2008 (Note 4)                          2,217              984
  Additional paid-in capital                         526,722          514,072
  Accumulated (Deficit)                             (508,940)        (508,940)
  Retained earnings during the
   development stage                                 (53,927)         (37,984)
                                               -------------    -------------
TOTAL STOCKHOLDERS' (DEFICIT)                        (33,928)         (31,868)
                                               -------------    -------------
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)                        $           9    $         490
                                               =============    =============

    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     2009             2008
                                                 -------------    -------------
Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses:
  Legal and accounting fees                              1,000            8,005
  Transfer agent fees                                      225              886
  Other                                                    196            1,789
                                                 -------------    -------------
   Total Expenses                                        1,421           10,680
                                                 -------------    -------------
Net Operating (Loss)                                    (1,421)         (10,680)
                                                 -------------    -------------

Net (Loss)                                       $      (1,421)   $     (10,680)
                                                 =============    =============

Per Share                                                  nil             (.01)
                                                 =============    =============

Weighted Average Shares
  Outstanding                                        2,217,480          983,496
                                                 =============    =============






    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   For the
                                                                 Period from
                                                                June 25, 2007
                                                                  (date of
                               Nine Months      Nine Months      development
                                  Ended            Ended       stage) through
                              September 30,    September 30,    September 30,
                                   2009             2008             2009
                              -------------    -------------    -------------
Revenue                       $        --      $        --      $        --
                              -------------    -------------    -------------
Expenses:
  Legal and accounting fees          12,002           22,133           39,445
  Transfer agent fees                 1,919            1,885            9,398
  Printing and mailing fees              51             --              1,283
  General corporate fees                644              263              907
  Other                                1327            1,871            2,894
                              -------------    -------------    -------------
     Total Expenses                  15,943           26,152           53,927
                              -------------    -------------    -------------
Net Operating (Loss)                (15,943)         (26,152)         (53,927)
                              -------------    -------------    -------------

Net (Loss)                    $     (15,943)   $     (26,152)   $     (53,927)
                              =============    =============    =============

Per Share                     $        (.01)   $        (.03)   $        (.04)
                              =============    =============    =============

Weighted Average Shares
  Outstanding                     2,718,758          983,496        1,264,814
                              =============    =============    =============








    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                    Period from
                                                                   June 25, 2007
                                                                     (date of
                                                                    Development
                                       For the Nine Months Ended     stage) to
                                              September 30,        September 30,
                                           2009          2008           2009
                                       -----------    ----------   -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                    $  (15,943)   $  (26,152)   $    (53,927)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Increase (decrease) in accounts
   payable and accrued expenses              (728)          662           2,790
                                       ----------    ----------    ------------
Net Cash (Used in) Operating
  Activities                              (16,671)      (25,490)        (51,137)
                                       ----------    ----------    ------------

Cash Flows from Investing Activities         --            --              --
                                       ----------    ----------    ------------

Cash Flows from Financing Activities:
  Sales of common stock                      --            --            20,000
  Advance from related party               16,190        21,029          31,147
                                       ----------    ----------    ------------
Net Cash Provided by Financing
  Activities                               16,190        21,029          51,147
                                       ----------    ----------    ------------
Cash Flows (Used In):
  Discontinued Operations                    --            --               (55)
                                       ----------    ----------    ------------
   Net cash provided by (used in)
     Discontinued Operations                 --            --               (55)
                                       ----------    ----------    ------------
Increase (decrease) in Cash                  (481)       (4,461)            (46)
                                       ----------    ----------    ------------
Cash, Beginning of Period                     490         4,515              55
                                       ----------    ----------    ------------
Cash, End of Period                    $        9    $       54    $          9
                                       ==========    ==========    ============
Interest Paid                          $     --      $     --      $       --
                                       ==========    ==========    ============
Income Taxes Paid                      $     --      $     --      $       --
                                       ==========    ==========    ============
Supplemental Non-Cash Transactions
 Issuance of stock for advances        $   13,884    $     --      $     13,884
                                       ==========    ==========    ============


    The accompanying notes are an integral part of the financial statements.

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2009 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2009, the statements of operations and the statements of cash flows for the three and nine months ended September 30, 2009 and 2008, have been prepared by PI Services, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2009 and for all periods presented, have been made.

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

                                PI SERVICES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2009 (Unaudited)


(4) Common Stock

Pursuant to the Articles of Incorporation as amended, the Company is authorized to issue 780,000,000 common shares with $.001 par value. As of September 30, 2009, there were 2,217,480 shares of common stock issued and outstanding. During the year ended December 31, 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption contained in Section 4(2) of the Act for transactions not involving a public offering. No underwriters were involved and no commissions or other consideration was paid in connection with the issuance of the shares.

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

At September 30, 2009 and December 31, 2008, the Company owed $31,147 and $28,840, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand

The Company uses the offices of its majority shareholders for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company generated no revenues during the quarter ended September 30, 2009, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has limited capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2009, the Company had no material commitments for capital expenditures.

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

ITEM 4T CONTROLS AND PROCEDURES

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



REGISTRANT                            PI Services, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, Chairman of the
                                      Board, President and
                                      Chief Executive Officer
(Date)                                November 19, 2009

BY(Signature)                         /s/ Chloe DiVita
(Name and Title)                      Chloe DiVita, Treasurer,
                                      Secretary, Director and
                                      Chief Financial Officer
(Date)                                November 19, 2009

BY(Signature)                         /s/ Sanford Schwartz
(Name and Title)                      Sanford Schwartz, Director,
(Date)                                November 19, 2009