Form 10-K
period 2009-12-31
PI SERVICES INC
filed 2010-04-14
CIK 888719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-53263

PI SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	41-1559888
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

15 West 39th Street Suite 14B, New York, NY 10018
(Address of principal executive offices)

212-391-2688
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 13, 2010, there were 44,351,506 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PI Services, Inc.

FORM 10-K

For the Year Ended December 31, 2009

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in PART I. ITEM 1A. "Risk Factors" and PART II. ITEM 6 "Management's Discussion and Analysis or Plan of Operation" included herein.

PART I.

ITEM 1.	Business

Overview

We are holding company incorporated in the State of Nevada. Through our operating entity in China, we design, manufacture and market Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization.

Our Corporate History

We were incorporated under the laws of the State of Minnesota on July 7, 1986 as Sweet Little Deal, Inc. The Company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd., and on January 12, 2009 it changed its name to PI Services, Inc.

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

On January 12, 2009 the Company completed the migratory merger to Nevada and adopted the new capital structure approved in the shareholder meeting. The Company completed the 1 for 5 reverse split of its common stock effective March 20, 2009. Until March 19, 2010, we were defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

On March 19, 2010, we acquired (the "Acquisition") all of the outstanding capital stock of Sky Achieve Holdings, Inc., a British Virgin Islands limited liability corporation ("Sky Achieve"), pursuant to a Share Exchange Agreement dated March 4, 2010 (the "Agreement"). Sky Achieve has exclusive control over the business of Beijing GuoQiang Global Science & Technology Development Co., Ltd. ("Beijing Guoqiang"), a company organized under the laws of the People's Republic of China, ("PRC'), the relationship of which is generally identified as "entrusted management". Under the relationship, Sky Achieve has the right to receive all revenues obtained by Beijing Guoqiang, but also bears the responsibility for all of the expenses incurred by Beijing Guoqiang.

Acquisition of Achieve Achieve

             On March 19, 2010, we acquired all of the outstanding capital stock of Sky Achieve. As a result of the Acquisition, PI Services issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve (the "Share Issuance"). Those shares represent 95 % of the outstanding shares of PI Services. Of the 42,134,020 shares issued, 37,920,618 of the shares were issued to Kun Liu, who is the Chief Executive Officer of Sky Achieve and now the Chairman of PI Services. The remaining 4,213,402 shares were issued to Youhua Yu, the Chairman of Sky Achieve. Also on March 19, 2010, Kun Liu (the "Purchaser"), 100% owner of Beijing GuoQiang, purchased from Michael Friess and Sanford Schwartz, the former principal stockholders ("Selling Shareholders") of PI Services pursuant to a Stock Purchase Agreement (the "SPA") dated March 4, 2010. As a result of these transactions, persons associated with Beijing Guoqiang now own securities that represent 96% of the equity in PI Services. The shares issued have not been registered under the Securities Act of 1933, as amended, in reliance upon an exception under Sections 4(2) of said act.

Background History of Sky Achieve
Sky Achieve Holdings, Inc.
             Sky Achieve was organized on November 5, 2009 under the laws of British Virgin Islands. It had no business activity from its inception until January 5, 2010. From January 5, 2010, Sky Achieve obtained control over the business of Beijing Guoqiang, the relationship between them being customarily identified as "entrusted management." The relationship is defined by five agreements, each of which has a term of ten years:

Consulting Services and Operating Agreement. These two agreements provide that Sky Achieve will be fully responsible for the management of Beijing Guoqiang, both financial and operational. Sky Achieve has assumed responsibility for the debts incurred by Beijing Guoqiang and for any shortfall in its registered capital. In exchange for these services and undertakings, Beijing Guoqiang pays a fee to Sky Achieve equal to the net profits of Beijing Guoqiang. In addition, Beijing Guoqiang pledges all of its assets, including accounts receivable, to Sky Achieve. Meanwhile, Beijing Guoqiang's shareholders pledged the equity interests of Beijing Guoqiang to Sky Achieve to secure the payment of the Fee.

Proxy Agreement. In this agreement, the shareholder of Beijing Guoqiang granted an irrevocable proxy to the designated person by Sky Achieve to exercise the voting rights and other rights of shareholder.

Purchase Option Agreement. In this agreement, the shareholder of Beijing Guoqiang granted to Sky Achieve the right to purchase all his equity interest in the registered capital of Beijing Guoqiang or the assets of Beijing Guoqiang. The option may be exercised whenever the transfer is permitted under the laws of the PRC. The purchase price shall be equal to the original paid-in price of the Purchased Equity Interest by the Transferor, unless the applicable PRC laws and regulations require appraisal of the equity interests or stipulate other restrictions on the purchase price of equity interests. The agreement also contains covenants designed to prevent any material change occurring in the legal or financial condition of Beijing Guoqiang without the consent of Sky Achieve.

Equity Pledge Agreement. In this agreement, Beijing Guoqiang shareholder agrees to pledge all its equity interest in Beijing Guoqiang to Sky Achieve as security for the performance of the obligation under the Consulting Services Agreement and the payment of Consulting Services Fees under each agreement.

Beijing GuoQiang Global Science & Technology Development Co.,Ltd

             Beijing Guoqiang is a leading edge lithium-ion battery power technology company that was founded on March 27, 2007 under the laws of the PRC with registered capital of 1 million RMB (US$ 147,058). Beijing Guoqiang designs, manufactures and markets Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization ("PLI battery products"). Through years of development, Beijing Guoqiang's lithium-ion battery products have been widely used in electric tools, electric bicycles, electric motorcycles and vehicles, electric bus, electric/hybrid automobiles, golf and tour vehicle, yacht, and other electric products.

             PLI battery products produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume. Additionally, they can be manufactured in very thin configurations and with large footprints. PLI cells can be configured in almost any prismatic shape, and can be made thinner than 0.0195 inches (0.5 mm) to fill virtually any shape efficiently. This combination of power and versatility makes rechargeable PLI batteries particularly attractive for use in consumer products such as portable computers, personal digital assistants (PDA's) and cellular telephones. However, one of the bottleneck problems in the existing lithium-ion battery industry is the battery capacity loss. Through years of efforts in research and development, we developed an efficient battery management system in a way to balance the process of charging and discharging of multiple lithium-ion battery cells and adjust the charging frequency to the change of temperature of the ambient environment. We also incorporated the battery management system in our design of lithium-ion battery module and battery pack.

             Research & Development is one of the most important strengths of Beijing Guoqiang. The management team of Beijing Guoqiang is attentive to develop its core technologies to satisfy the needs of its customers. As of 2010, we have 2 patents pending in the United States and China reflecting our R&D achievements for the past four years of development.

             Beijing Guoqiang is proud of its environmentally friendly product line. In order to meet the domestic and international market demand, Beijing Guoqiang is constantly upgrading existing products to expand its market share. Beijing Guoqiang is doing the R&D on the lithium battery module groups applied to vehicle ignition power, wireless charging technology, and improved environmentally friendly manufacturing processes for lithium-ion battery modules, as well as improving automated production of lithium-ion battery power systems and chargers.

Our Products

             We design, manufacture and market Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization. We believe that lithium-ion batteries will play an increasingly important role in facilitating a shift toward cleaner forms of energy. Our batteries and battery systems provide a combination of power, safety and life.

             A lithium-ion battery (sometimes abbreviated Li-ion battery) is a type of rechargeable battery in which the cathode (positive electrode) contains lithium. The anode (negative electrode) is generally made of a type of porous carbon. During discharging, the current flows within the battery (when the external circuit is connected) from the anode to the cathode, as in any type of battery: the internal process is the movement of electrons from the anode to the cathode, through the non- aqueous electrolyte and separator diaphragm. Lithium-ion batteries are common in portable consumer electronics because of their high energy-to-weight ratios, lack of memory effect, and slow self-discharge when not in use. In addition to consumer electronics, lithium-ion batteries are increasingly used in defense, automotive, and aerospace applications due to their high energy density.

             With its light and self-discharge characteristics, Lithium-ion battery can be formed into a wide variety of shapes and sizes so as to efficiently fill available space in the devices they power. However, such advantages are limited due to the technology difficulties of preserving the energy loss of the battery as a result of the imbalanced charge and discharge of multiple Lithium-ion battery cells. High temperature of the ambient environment will also shorten the life of lithium-ion battery. Through research and development, we developed an efficient battery management system in a way to balance the process of charging and discharging of multiple lithium-ion battery cells and adjust the charging frequency to the change of temperature of the ambient environment. We also incorporated the battery management system in our design of lithium-ion battery module and battery pack. Our products are widely distributed and used in the electric automobiles, motorcycles and bicycles in China.

Specifically, our main products include the following:
* Lithium-ion Battery Management System ("BMS")

             BMS is the link between rechargeable lithium-ion battery and users. Our BMS is very efficient in monitoring and load balancing battery cells' electricity charging and discharging running or charging, thus extending the life span of the battery pack and battery module we design. We have developed auxiliary battery clamp pressure equalization system, battery maintenance system, and bi-directional current automatic conversion system to address the common battery capacity loss problem in Lion battery industry.

             Our BMS has the following functions: real-time detection of the voltage of all single units, multi-point battery temperature and environment temperature, current working status of battery pack, insulation resistance, record of charge and discharge times, assessment over state of charge(SOC) of battery pack, battery malfunction alarm, communication with vehicle-mounted monitoring equipment and transfer battery state to the display, balancing of charge and discharge power, efficiency, electric quantity AH,WH , dump energy An WH min Km , flexibly set alarm parameters of upper and lower limits of tension, electric current, electric quantity, communicating with charger and motor controller and thus improving the battery safety, realizing the optimal combination of different battery packs in the module, and etc.

             Currently, our BMS is widely used in electric automobiles, and the picture below is BMS monitor interface on vehicle-mounted display of the electric automobiles.

* Lithium-ion battery module

             In 2009, we incorporated our BMS technology into our own lithium-ion battery modules known as" lithium magic cube" series. The series include nominal voltage 12V / 36V / 48V with nominal capacity ranging from 5AH to 60AH, and battery cells of Lithium cobalt(III) oxide /ternary materials/ lithium manganate /lithium iron phosphate. Below is the picture of one type of product in the Series.

Lithium-ion battery module from "lithium magic cube" series

             Our 10AH and 20AH products from the "lithium magic cube" series only weigh 1/3 of lead-acid battery of the same mechanical appearance and thus they are very popular in electric bicycles and motorcycles. Our 60AH product from the "lithium magic cube" series can realize high voltage and capacity power easily and they can be used in electric automobiles through parallel connections. The pictures below are the electric car and farm truck powered by our lithium-ion battery modules resulting from our R&D cooperation efforts with a car manufacturer in China.

Small electric passenger car	Electric farm truck

* High-power Lithium-ion battery charger
             Beijing Guoqiang is capable of providing high-power lithium-ion (Plumbous acid /Nickel Cadmium/ silicon energy) battery charger (charger/charging station) products of above 200W 10KW. In June 2009, our lithium-ion battery charger of 12V 24V 36V 48V obtained European CE certification with certificate number of BST09062243003C-1 and BST09062243003C-2.

             Our battery charger products are widely used by one hundred standard vehicles. We can also design and produce customer-made chargers to satisfy the special needs of vehicle manufacturers. Specifically, we have the following series of standard charger products:
             (1) 200W 10KW A~K Full-intelligent charger/battery waterproof charger
             (2) Programmed intelligent battery charger
Below are the pictures of some of our charger products.

K-type full-intelligent battery charger,	D-type full-intelligent battery charger,	9KW programmable battery intelligent charger

Core Technology and R&D

             The lithium-ion battery management technology is the core technology in the field of electric vehicles and electric bicycles, while battery management system (BMS) is the key element in battery management. It is vital in safe application and life-time dilation in bunching use of lithium-ion power battery. Through R&D efforts of our technology teams, we have developed a very competitive battery management system capable of real-time monitoring over battery statement in the process of car running or charging, connecting the motor controller and charger through CAN system, and adopting suitable control strategy to achieve high efficiency. We believe that we are currently one of few domestic enterprises in China that master the core technology of lithium-ion battery management system.

             We have one patent application pending in the United States and China. The three wire charging system invention provides a safe solution to the automobile using lithium-ion battery module. It includes a digital control voltage feedback multilevel current device to resolve an equilibrium problem of connecting large-capacity lithium-ion batteries in series. The also includes a bidirectional current automatic converter to make a standard two-wire battery charge and discharge system of automobile achieve a three-wire system function of lithium-ion battery. We expect that the approval of the patent will give us an impetus to grow in Lithium-ion battery industry in its application in automobile industry.

             Because of the light weight, potential long life cycle, energy-efficient and environmental-friendly characteristics, the lithium-ion battery is a good alternative source of power for the automobile industry. On the other hand, energy loss due to the imbalanced charge and discharge of lithium-ion battery pack, the two-wire system used in existing auto charger system prevent the application of lithium-ion battery in automobile industry. However, we use our innovative approaches which provide good solution to the above technical problems.

             We have two R&D centers: one in Beijing Zhongguancun S&T Park with the most advanced high technology talents in China, and the other in Beijing Technology Development in Haizhou which is the lead in the lithium-ion battery marketing. Our two R&D centers have a senior R&D team of 35 personnel each of whom has strong academic and technology background in different section of Lithium-ion battery industry. Most of our R&D team members have work experiences of over 5 years and have extensive experiences in lithium-ion battery industry. We have also developed long-term and wide cooperation with institutions with expertise in lithium-ion battery industry including the 19th Institute of Chinese Electronic S&T Group, the 15th institute of Chinese Electronic S&T Group, Beijing University of Aeronautics and Astronautics, Beijing University of Information Science and Technology, etc, in the field of power lithium-ion battery.

Our Solution and Strength

             The Company is a leader in Lithium-ion battery technology innovation, development and manufacturing in China. Our proprietary technology lead our industry and are in heavy demand in next generation Hybrid and Electric vehicles. Our proprietary Lithium-ion Battery Management System (BMS) widely in use in Electric Cars solves the energy loss and safety issues in lithium-ion vehicle batteries, optimizes power utilization, and realizes the high power need for ignition of car battery, especially in low temperature conditions.

* Our Lithium-ion Battery Management System (BMS)
             Our lithium-ion BMS as shown in diagram below have the following strength:

             (1)      Our lithium-ion auto battery design uses clamp pressure diversion device (i.e to use the technology of voltage-stabilizing bypass circuit diffluence to stabilize cell voltage and convert the surplus electric current from constant current source into bypass heat energy) to realize constant-current charger's function of constant current first and then constant pressure.
             (2)      Our system adopts bi-circulating charge protection system in the charge of lithium-ion auto battery, to solve the energy loss and safety issues in lithium-ion auto battery.
             (3)      To solve equalization problem in connecting high-capacity lithium-ion battery, we use NC voltage-feedback multilevel electric current, which uses single-circuit battery to equalize the unequal battery in the mode of single charge.
             (4)      Our lithium-ion BMS uses three-wire system which would automatically shut off charging control circuit when discharging to reduce power consumption of the system.
             (5)      Our designing of system also have charge and discharge protection system in the battery to prevent against the problems of overcharge, over-discharge, over-temperature and overflow.
             (6)      To realize high power needed in ignition of car battery (especially in the condition of low temperature), we use super capacitor to ignite the electric automobile and balance the charging to provide the power and balance needed to start an electric automobile.

* Wireless Charging Technology

             In addition, we are developing proprietary wireless charging technology for Lithium-ion automobile batteries. Wireless charging increases the convenience and user-friendliness of electric cars using electromagnetic induction to charge the battery of batteries. Our current wireless charging system has 5KW of power and the estimated transmission efficiency is over 85%. We expect to launch the wireless recharge products for 5KW 20KW in the third quarter of 2010.Our wireless charging system can be shown as the picture below.

Industry and Market Opportunity

             In 2009, China became the world's largest auto maker nation, and the largest automobile market. Global trends for the rising cost of oil, stricter environmental standards and regulations, and support for energy sources that environmentally friendly technology are increasing market demand for technologies that can reduce oil dependence. Also, China has one of the world's most aggressive green energy national agendas.

             In the transportation market, we believe the high prices of conventional fuel, greater awareness of environmental issues and government regulation are increasing the demand for Hybrid Engineering Vehicle (HEV), Plug-in Bybrid Engine Vehicle (PHEV) and Electric Vehicle (EV). These vehicles offer improved gas mileage and reduced carbon emissions and may ultimately provide an alternative vehicle that eliminates the need for gasoline engines.

             We believe these trends are contributing to the growing demand for advanced battery technologies in the transportation, electric grid services and portable power markets.

             According to a leader in global research and market analysis, by 2011 the market demand for power lithium-ion battery in China is projected to reach $15.740 billion. The combination of electric automobiles, including electric passenger car and electric highway passenger car, accounts for over 96% of the total market, with the electric bicycle market accounting for 2.4% of the total.

	2008	2011	Occupancy rate of lithium- ion battery	Battery demand (10,000)	Battery capacity KWH / battery)	Average price of battery  dollars/ KWH	Market capacity ($mil)	Total ($ mil)
Highway passenger car  10,000	178	214	5%	11	120	400	5 130
Small passenger car  10,000	935	1122	5%	56	30	600	10 100	15 740
Bicycle power battery (10,000)	8566	10279	5%	514	0.18	400	370
Export of electric tool 10,000)	16970	18667	5%	933	0.024	600	130

Globally four types of companies are mainly involved in the lithium-ion battery industry,
      -     Major lithium battery manufacturers (such as Sanyo, LG chemistry, LG Chemical, TOSHIBA)
      -     Innovative high use rechargeable power technology companies (such as A123)
      -     automobile manufacturers (such as Toyota, Daimler), and
      -     auto parts manufacturers (such as Continental Group, Magna, Bosch)
Most are Japanese and South Korean companies.

             This is a cutting-edge industry with no dominant players yet. We believe our technology and low cost of research and technology will enable us to become a leading company in this industry. Also, the Company is based in China and is a leading provider of power systems for in Hybrid and Electric cars and vehicles in China.

Physical Plants and Production

             Currently we have two plants: one located in Beijing for the assembly and quality control of battery modules with the production capacity of 1,000 pieces per day, the other plant is located in Guangzhou with the production capacity of 10,000 chargers per day and 1,000 units of battery management systems and switching power supply per day. The address for the plant in Beijing is Er Bo Zi Industrial Region West 88-A, Changping District, Beijing China, with three production lines.

             The address for the plant in Guangzhou is Minyin Technology District 1633, Beitai Rd., Baiyun district, Guangzhou China, with five production lines to produce charger and battery management systems. The total areas for the two plants are approximately 10,000 square meters, and we lease the two spaces. In addition, we also lease two spaces for our R& D centers, one located in Beijing and the other in Hangzhou. The total annual lease for the four spaces are approximately $16,029 (RMB109,000). The lease for the plant in Er Bo Zi, Zhongguancun R&D center, Hangzhou R&D center, and Guangzhou plant will expire in December 2010, November 2010, August 2012, and August 2013, respectively; but we expect to be able to renew these leases.

Marketing

             At present, we only distribute products to the domestic customers within China. With the development of new technologies and new products, we are actively seeking overseas customers and developing overseas market.

Domestic sales

             Currently, we sell our products to our customers through the entering of sales contracts. Our customers include hybrid and electric vehicle manufacturers, power tool and consumer electronics manufacturers, E-bikes conversion providers, etc. Through three years of cooperation, we have developed good business relationship with these customers. Each year, we entered into sales contracts with each of our customers to provide them our products of lithium-ion battery packs, battery management systems, and chargers. During the three months ended December 31, 2009, our sales to Guangzhou Chuangxin Power Tech Ltd represents 10.10% of the sales.

Our future marketing strategy includes:
•	Maintaining our sales contracts with our existing Hybrid and Electric vehicle manufacturers, power tool and consumer electronics manufacturers, and E-bikes conversion providers;
•	Extending our sales efforts in three marketing centers of Lithium-ion battery industry in China: the Jingjintang area centered in Beijing area, Zhujiang Delta centered in Guangdong province located in the southeast China, and Changjiang Delta centered in Shanghai area;
•	Developing local sales distributors to sell our own branded lithium-ion battery products;
•	Expanding our cooperation with government agency in China, including the efforts to participating government-subsidized projects;

             China has over 120-million E-bikes on its streets. It is expected to institute new rules limiting the weight and speed of E-bikes and those that exceed the new limits will be treated as motorcycles requiring an operator license, insurance, and road restrictions. Also, motorcycles are banned in many cities in China. A demand for lighter E-bikes and E-bike conversion from the heavier lead-acid batteries to Lithium-ion is expected to emerge as the new regulations are implemented.

             The Lithium-ion battery module pack is superior to the common lead-acid battery, with less pollution, larger capacity, longer service life, and lighter weight. The new regulations will accelerate the general to replace lead-acid battery with Lithium-ion batteries.

Overseas sales

             We will expand to overseas markets with our manufacturing partners, particularly in E-bikes, electric scooters, hybrid and electric cars. The Company will expand its lithium-ion battery business as a cost-effective, reliable power solution supplier to hybrid and electronic vehicle manufacturers and consumer electronics manufacturers.

Raw Material and Suppliers

             One of our significant costs are of Lithium-ion cells. Heilongjiang ZhongQiang Power-Tech Co., Ltd ("Heilongjiang Zhongqiang") is our major supplier providing 96.4% of our lithium-ion battery cell requirements during the six months ended December 31, 2009. Through years of cooperation, we have developed a good business relationship with Heilongjiang Zhongqiang. We have entered into supply contracts with Heilongjiang Zhongqiang since 2007. The contracts are renewable each year. We believe that we are able to access abundant supply of lithium-ion cells through our relationship with Heilongjiang Zhongqiang. In the event that Heilongjiang Zhongqiang cannot provide a sufficient supply to us, we believe that we can find alternative suppliers in the market with similar pricing. The major lithium-ion cell manufacturers in the market of China include Tianjin Lishen Battery Joint Stock Co., Ltd, China TCL Corporations, and BYD Company Limited.

Our Strategy

             Our goal is to utilize our materials, science, expertise, our battery and battery systems engineering expertise and our manufacturing process technologies to provide advanced battery solutions. We intend to pursue the following strategies to attain this goal:
•	Pursue markets and customers where our technology creates a competitive advantage. We will continue to focus our efforts in markets where customers place a premium on high-quality batteries, innovation and differentiated performance.

•	Partner with industry leaders in China to adapt and commercialize our products to meet the requirements of our target markets. In each of our target markets, our joint development and supply agreements with industry-leading companies in China provide us insight into the performance requirements of that market, allow us to share product development costs and position our products to serve as a key strategic element for our partners' success.
•	Remain on the forefront of innovation and commercialization of new battery and system technologies. We believe that our battery design technologies provide us with a competitive advantage, and we intend to continue to innovate in materials science and product design.
•	Reduce costs through manufacturing improvements, supply chain efficiencies, innovation in materials and battery technologies. We believe that we can lower our battery and battery system costs by improving our manufacturing performance, lowering our raw material procurement costs, improving our inventory and supply chain management and through further materials science and battery innovation that can help reduce our need for expensive control and electronic components.

Employees

Beijing Guoqiang has 282 employees, including 22 managerial personnel as well as 35 technology R&D personnel, 50 people in the 57 managerial and technological personnel have bachelor degrees or above, 20 have master's degrees or above.

Environmental Law Compliance

             When our production plant was constructed, it was designed to comply with these environmental laws by directly disposing of the waste water to a nearby sewage treatment plant for further processing. Since our production plant was built to comply with these environmental laws, we are not required to pay for any ongoing fees to the sewage treatment plant, nor has there been any material effects on our capital expenditures, earnings and competitive position.

             Since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change

Website Access to our SEC Reports

             You may obtain a copy of the following reports, free of charge through the SEC's website at www.sec.gov as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our previous Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

             The public may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contact at (800) SEC-0330. You may also access our other reports via that link to the SEC website.

ITEM 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS

             Investing in our common stock involves a significant degree of risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

             Our future success depends on our ability to attract and retain highly skilled engineers, technical, marketing and customer service personnel, especially qualified personnel for our operations in China. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

We may not be able to adequately protect our intellectual property, which could cause us to be less competitive.

             We are designing and developing new technology. We rely on a combination of copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively. In China, monitoring unauthorized use of our products is difficult and costly. In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

The demand for batteries in the transportation and other markets depends on the continuation of current trends resulting from dependence on fossil fuels.

             We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from the recent increases in the cost of oil, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for our batteries could be reduced, and our business and revenue may be harmed.

If we are unable to develop, manufacture and market products that improve upon existing battery technology and gain market acceptance, our business may be adversely affected. In addition, many factors outside of our control may affect the demand for our batteries and battery systems.

             We are researching, developing, manufacturing and selling lithium-ion batteries and battery systems. The market for advanced rechargeable batteries is at a relatively early stage of development, and the extent to which our lithium-ion batteries will be able to meet our customers' requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our battery chemistry and systems. Other companies that are seeking to enhance traditional battery technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our target markets. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design our batteries will not gain market acceptance.

             In addition, the market for our products depends upon third parties creating or expanding markets for their end-user products that utilize our batteries and battery systems. If such end-user products are not developed, if we are unable to have our products designed into these end user products, if the cost of these end-user products is too high, or the market for such end-user products contracts or fails to develop, the market for our batteries and battery systems would be expected similarly to contract or collapse. Our customers operate in extremely competitive industries, and competition to supply their needs focuses on delivering sufficient power and capacity in a cost, size and weight efficient package. The ability of our customers to adopt new battery technologies will depend on many factors outside of our control. For example, in the automotive industry, we depend on our customers' ability to develop HEV, PHEV and EV platforms that gain broad appeal among end users.

             Many other factors outside of our control may also affect the demand for our batteries and battery systems and the viability of widespread adoption of advanced battery applications, including:
•	performance and reliability of battery power products compared to conventional and other non-battery energy sources and products;
•	success of alternative battery chemistries, such as nickel-based batteries, lead-acid batteries and conventional lithium-ion batteries and the success of other alternative energy technologies, such as fuel cells and ultra capacitors;
•	end-users' perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole;
•	cost-effectiveness of our products compared to products powered by conventional energy sources and alternative battery chemistries;
•	availability of government subsidies and incentives to support the development of the battery power industry;
•	fluctuations in economic and market conditions that affect the cost of energy stored by batteries, such as increases or decreases in the prices of electricity;
•	continued investment by the federal government and our customers in the development of battery powered applications;

•	heightened awareness of environmental issues and concern about global warming and climate change; and
•	regulation of energy industries.

Adverse business or financial conditions affecting the automotive industry may have a material adverse effect on our development and marketing partners and our battery business.

             Adverse business or financial conditions affecting individual automotive manufacturers or the automotive industry generally, including potential bankruptcies, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business. Automotive manufacturers may discontinue or delay their planned introduction of HEVs, PHEVs or EVs as a result of adverse changes in their financial condition or other factors. Automotive manufacturers may also seek alternative battery systems from other suppliers which may be more cost-effective or require fewer modifications in standard manufacturing processes than our products. We may also experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties.

We are dependent on one major supplier for our raw materials. In the event we are no longer able to secure raw materials from this supplier and are unable to find alternative sources of supply at similar or more competitive rates, our operations and profitability will be adversely affected.

             For the production of our lithium-ion battery modules and management systems, we rely on our major supplier Heilongjiang Zhongqiang Energy Technology Development Limited for 94% of the lithium-ion battery cell supply. Although we believe that we are able to find substitute suppliers easily in China such as Tianjin Lishen Battery Joint Stock Co., Ltd, China TCL Corporations, and BYD Company Limited, in the event that we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

Most of our assets are located in China, any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

             Our assets are predominantly located inside China. Under the laws governing Foreign-invested Entities in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

We have limited business insurance coverage.

             The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources.

Our operations are in China, and we are subject to significant political, economic, legal and other uncertainties (including, but not limited to, trade barriers and taxes that may have an adverse effect on our business and operations.

             We manufacture all of our products in China and substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers outside of China as well as domestically. As a result, we may experience barriers to conducting business and trade in our targeted markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, as well as substantial taxes of profits, revenues, assets or payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products. Any of these barriers and taxes could have an adverse effect on our finances and operations.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

             Our operating entity, Beijing Guoqiang, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if Beijing Guoqiang were required to increase expenditures to comply with any new environmental regulations affecting its operations.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

             We may require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

We do not intend to pay any cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

             We have never paid a cash dividend on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Our international operations require us to comply with a number of U.S. and international regulations.

             We need to comply with a number of international regulations in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

             Our principal operating subsidiary, Beijing Guoqiang, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation.

Our business development, future performance, strategic plans, and other objectives would be hindered if we lost the services of our Chairman.

             Kun Liu is the Chairman of our operating subsidiary, Beijing Guoqiang. Mr. Liu is responsible for strategizing not only our business plan but also the means of financing it. Mr. Liu has also, from time to time, provided his personal funds to meet the working capital needs of Beijing Guoqiang. If Mr. Liu were to leave Beijing Guoqiang or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Beijing Guoqiang until a suitable replacement for Mr. Liu could be retained.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

             We intend to raise a large portion of the funds necessary to implement our business plan by selling equity in our company. At present we have no commitment from any source for those funds. We cannot determine, therefore, the terms on which we will be able to raise the necessary funds. It is possible that we will be required to dilute the value of our current shareholders' equity in order to obtain the funds. If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

We may have difficulty establishing adequate management and financial controls in China.

             The PRC has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

             We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

             As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

Our financial results may be affected by mandated changes in accounting and financial reporting.

             We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and other regulatory institutions responsible for the promulgation and interpretation of securities rules and accounting policies. A change in these policies may have a significant effect on our reported results and may even retroactively affect previously reported transactions.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

             The PRC has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals necessary for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

             Beijing Guoqiang generates revenues and incurs expenses and liabilities in Renminbi, the currency of the PRC. However, as a Variable Interest Entity ("VIE") of PI Services, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi. In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi. Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

All of our assets are located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

             Our assets are located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

PI Services is not likely to hold annual shareholder meetings in the next few years.

             Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

             Banks and other financial institutions in the People's Republic of China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

             Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

             Currently we have two plants: one located in Beijing for the assembly and quality control of battery modules with the production capacity of 1,000 pieces per day, the other plant is located in Guangzhou with the production capacity of 10,000 chargers per day and 1,000 units of battery management systems and switching power supply per day.

             The address for the plant in Beijing is Er Bo Zi Industrial Region West 88-A, Changping District, Beijing China, with three production lines. The address for the plant in Guangzhou is Minyin Technology District 1633, Beitai Rd., Baiyun district, Guangzhou China, with five production lines to produce charger and battery management systems. The total areas for the two plants are approximately 10,000 square meters, and we lease the two spaces. In addition, we also lease two spaces for our R& D centers, one located in Beijing and the other in Hangzhou. The total annual lease for the four spaces are approximately $16,029 (RMB109,000). The lease for the plant in Er Bo Zi, Zhongguancun R&D center, Hangzhou R&D center, and Guangzhou plant will expire in December 2010, November 2010, August 2012, and August 2013, respectively; but we expect to be able to renew these leases.

ITEM 3.	Legal Proceedings

             We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 4.	Submission of Matters to a Vote of Security Holders

             There were no matters submitted to a vote of security holders from January 1, 2009 to December 31, 2009.

PART II.

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

             There is only a very limited market for the Company's securities. As of April 2, 2010 the Company's securities were included on the bulletin board under the symbol PISV. During the past two years, there have been no transactions in the Company's common stock. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933.

HOLDERS

             As of April 2, 2010, there were 59 holders of record of our common stock.

DIVIDENDS

None

ITEM 6.	Selected Financial Data

             N/A

ITEM 7.	Management's Discussion and Analysis or Financial Condition and Results of Operation

             The accounting effect of the Entrusted Management Agreements entered into on January 05, 2010 is to cause the balance sheets and financial results of Beijing Guoqiang for the years ended June 30, 2009 and 2008 to be consolidated with those of Sky Achieve, with respect to which Beijing Guoqiang is now a Variable Interest Entity ("VIE").

             As a wholly-owned subsidiary of PI Services, the consolidated financial statements of Sky Achieve, Inc. will be further consolidated with the financial statements of PI Services in future filings. For that reason, the financial statements of Beijing Guoqiang and Sky Achieve have been filed with this Report, and the discussion below concerns the financial condition and results of operations of Sky Achieve and Beijing Guoqiang.

             Result of Operations

             Six Months and Three Months Ended December 31, 2009 and 2008

             We commenced our operations in March of 2007 producing battery chargers, battery management systems and battery modules, and have grown to achieve a significant position in the Chinese Lithium-ion Battery industry. During the six months ended December 31, 2009, we realized a total revenue of $7,707,041, an increase of $2,965,850 or 62.6% compared to that of $ 4,741,191 during the six months ended December 31, 2008. Likewise, our revenue for the three months ended December 31, 2009 was $3,505,473, an increase of $1,159,886 or 49.4% compared to $2,345,587 during the three months ended December 31, 2008. The increase was attributable to our success of marketing of our lithium-ion battery management system and battery module products. We expect to continue our growth during the next two quarters of 2010.

             Our cost of sales during the six months and three months ended December 31, 2009 were $5,445,920 and $2,294,508, respectively, compared to $3,398,692 and $1,695,606 during the same periods of 2008. The increase in the cost of sales was proportional to the increase in our revenues during the periods under review. As a result, our profit margin during the three months ended December 31, 2009 increased to 34.5%, compared to 27.7% during the three months ended December 31, 2008. Similarly, our profit margin during the six months ended December 31, 2009 was 29.3%, compared to 28.3% during the six months ended December 31, 2008.

             In accordance with our significant increase of revenues, our operating expenses during the six and three months ended December 31, 2009 were $525,344 and $306,701 respectively, compared to $301,532 and $154,398 during the six and three months ended December 31, 2008. The increase in expenses was attributable to our expanded manufacture, sales and R&D efforts.

             Our net income during the six months ended December 31, 2009 was $1,301,234, an increase of $526,673 or 68% compared to $774,561 during the six months ended December 31, 2008. Similarly, our net income during the three months ended December 31, 2009 was $677,599, an increase of $308,936 or 83.8% compared to $368,663 during the three months ended December 31, 2008. We expect to continue our rapid growth in the coming quarters and our net income for the future will also continue to increase steadily.

             Years Ended June 30, 2009 and 2008

             We commenced our operations in March of 2007 producing battery charger, battery management system and battery module. We experienced a rapid growth since then. Within one year of development, we realized $6,791,445 revenues during the year ended June 30, 2008. During the year ended June 30, 2009, our revenue grew significantly by 61.4% or 4,171,482 to $ 10,962,927, compared to the fiscal year of 2008. The increase was attributable to our success in the development of our core technology and products, business marketing strategy and the expansion of our customer base.

             Just as our revenue grew significantly from fiscal year of 2008 to 2009, our cost of sales for the periods increased from $4,488,749 to $7,989,327, yielding a gross margin for the year ended June 30, 2009 of 27.1%

             Our operating expenses during the year ended June 30, 2009 were $669,652, a slight decrease of 49,680 compared to $719,332 during the year ended June 30, 2008. The reduction in operating expenses despite the significant increase in our revues during the periods under review was primarily due to the reduction in our R&D expenses in the fiscal year of 2009 compared to the start-up R&D expenses in the year of 2008.

             Out net income for the year ended June 30, 2009 was $1,722,687, an increase of $540,899 or 45.8% compared to $1,181,788 during the year ended June 30, 2008. We expect to continue our rapid growth in the next fiscal year and our net income for the future will also continue to increase steadily.

             Liquidity and Capital Resources

             After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at December 31, 2009, we had no long term debts.

             Our working capital at December 31, 2009 totaled $4,000,609, an increase of $1,313,289 or 48.9% from our $2,687,320 in working capital as of June 30, 2009. As at December 31, 2009, we also doubled our cash to $ 896,012, compared to $407,333 at June 30, 2009, as a result of our first three years of business operation.

             Included in our December 31, 2009 working capital was $4,220,786 recorded as accounts receivable. Trade accounts receivable stated at net realizable value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is established based on the management's assessment of the recoverability of accounts and other receivables. We determine the allowance based on historical write-off experience, customer specific facts and current crisis on economic conditions. While we believe that we can collect the amount, it does limit the liquidity of our asset base.

             Our business plan contemplates that we intend to increase our production capacity of lithium-ion battery module to 3,000 per day, charger to 10,000 per day, and BMS to 4,000 per day. Implementation of this plan will require significant funds. The funds are needed in order to:

•	Improve and upgrade our R&D center including purchase of more advanced research equipments and hiring of key technical talents in lithium-ion industry;
•	Improve and expand our manufacture facilities including purchase of new machinery and equipment and construction of new workshops;
•	Develop regional distributors for the development of our own branded products; and
•	Implement an advertising and marketing program adequate to assure us of substantial market presence.

             Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will dilute the equity share of our existing shareholders. To date, however, we have received no commitment from any source for funds.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risks

N/A

ITEM 8.	Financial Statements and Supplementary Data

             The audited financial statements of PI Services for the fiscal year ended December 31, 2009 is filed herein with and discussed in this Form 10k Report.

             Furthermore, the accounting effect of the Entrusted Management Agreements entered into on January 05, 2010 is to cause the balance sheets and financial results of Beijing Guoqiang for the years ended June 30, 2009 and 2008 to be consolidated with those of Sky Achieve, with respect to which Beijing Guoqiang is now a Variable Interest Entity ("VIE"). Also as a wholly-owned subsidiary of PI Services, the consolidated financial statements of Sky Achieve, Inc. and Beijing Guoqiang will be further consolidated with the financial statements of PI Services in future filings. For that reason, the audited financial statements of Beijing Guoqiang and Sky Achieve for the year ended June 30, 2009 and 2008 have been filed and discussed with this Report.

PI SERVICES, INC.

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PI Services, Inc.

We have audited the accompanying balance sheets of PI Services, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' (deficit), and cash flows for the two years ended December 31, 2009 and 2008, and for the period from June 25, 2007 (date of commencement of development stage) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PI Services, Inc. (a Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008, and for the period from June 25, 2007 (date of commencement of development stage) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

February 25, 2010

PI SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008
Current Assets:
Cash	13	490
TOTAL ASSETS	$13	$490

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$3,140	$3,518
Accounts payable, related party (Note 4)	33,071	28,840
Total Current Liabilities	36,211	32,358

TOTAL LIABILITIES	36,211	32,358

Commitments and contingencies (Notes 1,2,3 and 4)

Stockholders' (Deficit)
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding (Note 3)	-	-
Common stock, $.001 par value 780,000,000 shares authorized, 2,217,480 and 983,496 issued and outstanding at December 31, 2009 and December 31, 2008 (Note 3)	2,218	984
Additional paid-in capital	526,722	514,072
Accumulated (Deficit)	(508,940)	(508,940)
(Deficit) accumulated during the development stage	(56,198)	(37,984)
TOTAL STOCKHOLDERS' (DEFICIT)	(36,198)	(31,868)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$13	$490

The accompanying notes are an integral part of the financial statements.

PI SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		Period from June 25, 2007 (date of commencement of development stage) to December 31,
	2009	2008	2009
Revenue	$-	$-	$-

Expenses:
Legal and accounting fees	13,002	24,807	40,445
Transfer agent fees	2,494	2,460	9,973
Printing and mailing fees	51	1,232	1,283
General corporate fees	1,188	263	1,987
Other	1,479	985	2,510
Total Expenses	18,214	29,747	56,198

Net (Loss)	(18,214)	(29,747)	(56,198)

Per Share	$(.01)	$(.03)	$(.04)

Weighted Average Shares Outstanding	2,112,676	983,496	1,360,081

The accompanying notes are an integral part of the financial statements.

PI SERVICES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Period from June 25, 2007 (date of commencement of development stage) through December 31, 2009

							DEFICIT
	PREFERRED STOCK		COMMON STOCK				ACCUMULATED
					ADDITIONAL		DURING THE
					PAID-IN	ACCUMULATED	DEVELOPMENT
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	(DEFICIT)	STAGE	TOTAL
Balance, June 25, 2007	-	$-	88,699	$89	$504,824	$(508,940)	$-	$(4,027)

Debt converted to equity July 31, 2007 (Note 4)	-	-	354,797	355	3,672	-	-	4,027

Issuance of stock for cash at $.002 September 30, 2007	-	-	540,000	540	5,576	-	-	6,116

Net (loss for the period)	-	-	-	-	-	-	(8,237)	(8,237)

Balance, December 31, 2007	-	-	983,496	984	514,072	(508,940)	(8,237)	(2,121)

Net (loss) for the year	-	-	-	-	-	-	(29,747)	(29,747)

Balance, December 31, 2008	-	-	983,496	984	514,072	(508,940)	(37,984)	(31,868)

Issuance of Stock for cash at $.001 January 22, 2009	-	-	1,233,984	1,234	12,650	-	-	13,884

Net (loss) for the year	-	-	-	-	-	-	(18,214)	(18,214)

Balance, December 31, 2009	-	$-	2,217,480	$2,218	$526,722	$(508,940)	$(56,198)	$(36,198)

The accompanying notes are an integral part of the financial statements.

PI SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		Period from June 25, 2007 (date of commencement of development stage) to December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net (loss)	$(18,214)	$(29,747)	$(56,198)

Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Increase in accounts payable	(378)	93	3,140

Net Cash (Used in) Operating Activities	(18,592)	(29,654)	(53,058)

Cash Flows from Investing Activities:	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Sale of common stock	-	13,884	20,000
Advances from related party	18,115	11,745	33,071
Net Cash Provided by Financing Activities	18,115	25,629	53,071

Cash Flows from (Used In):
Discontinued Operations	-	-	(55)
Net cash provided by (used in) Discontinued Operations	-	-	(55)

(Decrease) in Cash	(477)	(4,025)	(42)

Cash, Beginning of Period	490	4,515	55

Cash, End of Period	$13	$490	$13

Interest Paid	$-	$-	$-

Income Taxes Paid	$-	$-	$-

Schedule of Non-cash Activities
Stock issued in exchange for related Party advances	$13,884	$-	$13,884

The accompanying notes are an integral part of the financial statements

PI SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

Effective June 25, 2007, the Company commenced activities to become a reporting company with the Securities and Exchange Commission ("SEC") with the intention to become a publicly traded company.

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

(c) Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. The computation of earnings (loss) per share of common stock at December 31, 2009 reflects the effect of the one for five reverse stock split effective March 20, 2009.

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
December 31, 2009 and 2008

(1) Summary of Accounting Policies, Continued

(e) Recent Accounting Pronouncements

There were various accounting standards and interpretations issued and became effective during 2009 and 2008, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

(f) Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

(g) Revenue Recognition

The Company has had no revenue during its development stage. It is the Company's policy that revenues will be recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

(h) Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

(i) Fair Value of Financial Instruments

Accounting Standards Codification 825 ("ASC 825"), "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable, accrued expenses and accounts payable-related party approximate their estimated fair values due to their short-term maturities.

(j) Income Taxes

The Company records deferred taxes in accordance with Accounting Standards Codification 740 ("ASC 740"), "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

PI SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

(1) Summary of Accounting Policies, Continued

(l) Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2009 and December 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

(m) Other

The Company has selected December 31 as its fiscal year end.

The Company has paid no dividends.

No advertising expense has been incurred.

The Company consists of one reportable business segment.

The Company has not entered into any leases.

(2) Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards, limited by the value of the shell. The net operating loss carry forward if not used, will expire in various years through 2029, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by other provisions of the tax laws.

PI SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2008	537,984	Various	99,527	(99,527)	(5,503)	-
December 31, 2009	18,214	2029	3,370	(3,370)	(3,370)	-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15.0%)
State tax (benefit) net of Federal benefit	(3.5)%
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

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

In accordance with the Agreement and Plan of Merger, effective January 12, 2009, Physicians Insurance Services, Ltd. became and adopted the capital structure of PI Services, Inc., which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"). These shares may be issued in series with such rights and

PI SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

preferences as may be determined by the Board of Directors. The Company has not issued any preferred shares. On January 12, 2009, the issued and outstanding shares of our common stock automatically converted into shares of PI Services, Inc. common stock at a ratio of one (1) share of our currently outstanding common stock for one (1) share of PI Services, Inc. common stock. The Company completed a 1 for 5 reverse split on its common stock effective March 20, 2009.

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

On September 30, 2007 the Company issued 540,000 shares of its common stock to two directors and officers of the Company for a $6,116 cash payment. During the year ended December 31, 2008 the two directors and officers of the Company advanced the Company an additional $13,884 in exchange for 1,233,984 additional shares of common stock following the increase in the Company's authorized capital effective January 12, 2009. The shares were issued on January 31, 2009.

At December 31, 2009 and 2008, the Company owed $33,071 and $14,956, respectively, to a related party for expenses of the Company. The advances are uncollateralized, bear no interest and are due on demand.

(5) Subsequent Events

The Company has evaluated events and transactions occurring after the balance sheet date through the date the financial statements were available to be issued.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD

FOR THE YEARS ENDED JUNE 30, 2009 & 2008

PAGE

AUDITOR'S REPORT	38

FINANCIAL STATEMENTS:

BALANCE SHEETS	39-40
STATEMENTS OF INCOME	41
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	42
STATEMENTS OF CASH FLOWS	43 & 44

NOTES TO FINANCIAL STATEMENTS	45 - 54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Beijing Guoqiang Science and Technology Development Co., Ltd:

We have audited the accompanying balance sheets of Beijing Guoqiang Science and Technology Development Co., Ltd. as of June 30, 2009 and 2008 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years ended. Beijing Guoqiang Science and Technology Development Co., Ltd. management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beijing Guoqiang Science and Technology Development Co., Ltd. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the year in the two-year ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Pcliucpapc
P.C.LIU, CPA, P.C.
Flushing, NY

December 20, 2009

BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
ASSETS
	5,510,510	3,550,173
Current Assets:
Cash and cash equivalents	$407,333	$264,691
Accounts Receivable	2,404,088	864,794
Other Accounts Receivable	24,507	10,869
Advanced to suppliers	785	728
Inventory	2,567,320	2,367,691
Prepaid Expenses	106,476	41,401
Total Current Assets	5,510,510	3,550,173

Plant & Equipments, net	116,426	115,274
Patent and Other Intangibles, net	80,101	89,132

Total Assets	5,707,037	3,754,580

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	1,819,740	861,048
Advance from Customers	4,426	2,034
Payroll Payable	34,123	33,985
Tax Payable	174,998	133,792
Other Accounts Payables	122,873	440,314
Interest Payables	32,732	24,459
Accrued expenses	29,886	14,843
Loan from Shareholders	381,334	686,933
Short-term Loan	-	291,045
Products Liabilities	186,601	76,485

Total Current Liabilities	2,786,714	2,564,937

Long-Term Liabilities:
Long Term Loan	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	2,786,714	2,564,937

Stockholders' Equity:
Paid in Capital	129,340	129,340
Additional Paid in Capital	29,104	29,104
Accumulated other comprehensive income	71,387	63,394
Retained Earnings	2,690,492	967,804
Total Stockholders' Equity	2,920,323	1,189,643

Total Liabilities and Stockholders' Equity	$5,707,037	$3,754,580

"The accompanying notes are an integral part of these financial statements"

BEIJING QUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.,

STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Revenues	$10,962,927	$6,791,445

Cost of Goods Sold	(7,989,327)	(4,488,749)

Gross Profit	2,973,600	2,302,696

Operating Expenses:
Manufacturing Expenses	112,022	72,448
R & D Expenses	43,135	161,096
Sales Expenses	258,791	316,213
General and Administrative Expenses	255,703	169,576

Total Operating Expenses	669,652	719,332

Income from Operations	2,303,948	1,583,364
Other Expense and (Income):
Loan Interest	7,830	19,842
Other Income	(798)	(776)
Total Other Income and (Expense)	7,032	19,066

Income Before Income Taxes	2,296,916	1,564,298

Provision For Income Taxes	574,229	382,510

Income After Provision for Income Taxes	$1,722,687	$1,181,788

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

JUNE 30, 2009 AND 2008

	Capital Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income	Total Stockholders' Equity
Balance- June 30, 2007	$129,340	$-	$355	$(213,983)	$-	$(84,288)
Additional Paid in Capital		29,104				29,104
Comprehensive income
Net income for the year				1,181,788	1,181,788	1,181,788
Other comprehensive income, net of tax
Foreign currency translation adjustment			63,039		63,039	63,039
Comprehensive income

Balance - June 30, 2008	129,340	29,104	63,394	967,804	1,244,827	1,189,643
Comprehensive income
Net income for the year				1,722,687	1,722,687	1,722,687
Other comprehensive income, net of tax
Foreign currency translations adjustment			7,993		7,993	7,993
Comprehensive income

Balance - June 30, 2009	$129,340	$29,104	$71,387	$2,690,492	$1,730,680	$2,920,323

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income	$1,722,687	$1,181,788
Adjustments To Reconcile Net Income To Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	39,793	25,082
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,539,295)	(695,159)
Inventories	(199,629)	(1,485,076)
Prepaid Expenses	(65,075)	(34,329)
Advanced to Suppliers	(58)	28,202
Other Accounts Receivables	(13,638)	(8,209)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	958,692	372,291
Advance from customers	2,391	(54,760)
Taxes Payable	41,206	283,996
Payroll payable	138	21,034
Interest Payable	8,273	22,535
Sales Guarantee Accrual	110,117	76,485
Other Account Payable	(317,440)	349,194
Accrued Expenses and Other Payables	15,043	14,843

Net Cash (Used) Provided by Operating Activities	763,205	97,919

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(20,082)	(68,916)
Purchases of Intangible Assets	(630)	-

Net Cash Used in Investing Activities	(20,712)	(68,916)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

Cash Flows From Financing Activities:	2009	2008

Repayment to Shearholder	(305,598)	256,015
Capital Contribution	-	29,104
Repayment to Short Term Loan	(291,045)	(103,455)

Net Cash (Used) Provided by Financing Activities	(596,643)	181,663

Effect of exchange rate changes on cash and cash equivalents	(3,208)	48,948

Increase in Cash and Cash Equivalents	142,642	259,614

Cash and Cash Equivalents -Beginning Balance	264,691	5,077

Cash and Cash Equivalents - Ending Balance	$407,333	$264,691

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	-	-

Income Taxes Paid	$493,444	$302,452

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

1. ORGANIZATION AND BASIS OF PRESENTATION

Beijing Guoqiang Science & Technology Development Co., Ltd. (The "Company") was incorporated in People's Republic of China (the "PRC" or "China") in April 2007.

The Company is a high-technology company, engaged in research and manufacture Iron phosphate lithium battery module, Low power loss lithium ion battery fender, Equalizing charge function lithium ion battery fender and Lithium ion battery management system. The above products have been widespread used for electronic tools, removable resources and electronic motor vehicles.

The company is famous for providing high technology products through its high quality and thoughtful after-sales services, expanding the market share via professional technology, enhancing the profitability through its high qualified management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalent

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of less than three months to be cash equivalents. As of June 30, 2009 & 2008, there were no cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing trade accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and current crisis on economic conditions. Bad debt expense is presented in the general and administrative expenses.

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has not yet to exhaust all means of collection.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the level of the original cost. The cost of inventories is determined using first-in first-out cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity. The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have cost in excess of estimated market value.

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:
Buildings and improvements	20 years
Machinery and equipment	3-5 years

Revenue recognition

The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of Value Added Taxes ("VAT"), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company's best estimate of the amounts of goods that will be returned from its customers.

Cost of goods sold

Cost of goods sold consists primarily of material, employee compensation and related expenses, which are directly attributable to the production of products. The company represents cost of goods sold and manufacturing expenses separately in the income statement.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and valuation allowances for receivables. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2009 and 2008, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

Foreign currency translation

The reporting currency of the Company is the United States dollar ("US dollar"). Transactions denominated in currencies other than US dollar are translated into US dollar at the average rates for the period. Monetary assets and liabilities denominated in currencies other than US dollar are translated into US dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in comprehensive income on the Balance Sheet.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial records of the Company are maintained in their local currency, the Renminbi ("RMB"), which is the functional currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. The translation adjustments are recorded in accumulated other comprehensive income under shareholders' equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

June 30, 2009
Balance sheet	RMB 6.8259 to US $1.00
Statement of income and other comprehensive income	RMB 6.8259 to US $1.00
June 30, 2008
Balance sheet	RMB 6.8718 to US $1.00
Statement of income and other comprehensive income	RMB 7.2906 to US $1.00

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2009 and 2008.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, payroll and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

3. INVENTORIES

The components of inventories at June 30, 2009 and 2008 are as follows:
	2009	2008
Raw materials	$1,774,234	$1,563,906
Work in progress	$529	$525
Finished goods	$790,034	$803,145
Low value items	$2,523	$115
Total	$2,567,320	$2,367,691

No allowance for inventories was made for the year ended June 30, 2009 and 2008.

4. PROPERTY AND EQUIPMENT

	2009	2008
Machinery and Equipment	$124,480	$103,701
Motor Vehicles	29,300	29,104
Construction in progress	9,828	-
Total Property & equipment	163,608	132,805

Less: Accumulated Depreciation	(47,181)	(17,531)

Total Property & equipment-net	$116,427	$115,274

Depreciation expenses for year ended June 30, 2009 and 2008 were $29,533 and $15,480 respectively.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

4. PROPERTY AND EQUIPMENT (continued)

	2009	2008
Intangible Assets	$103,179.95	$101,865.60
Less: Accumulated Amortization	(23,079.00)	(12,733.20)

Intangible Assets, net	$80,100.95	$89,132.40

Amortization expenses for year ended June 30, 2009 & 2008 were $10,260 and $9,602 respectively.

For the years ended June 30, 2009 and 2008 the costs involved with construction in progress were $9,828 and $0, respectively.

5. ACCOUNTS RECEIVABLE

Following is a summary of receivables at June 30, 2009 and 2008:
	2009	2008
Accounts receivable	$2,475,997	$867,866
Less allowance for doubtful accounts	(71,908)	(3,072)
	$2,404,088	$864,794

The net accounts receivable was increased from $864,794 to $2,404,088 from July 2008 to June 2009. The reason for the big increase is the enhancement of the company's financial control and increase of sales.

6. ACCOUNTS PAYALBE

	2009	2008
Accounts payable	$1,819,740	$861,048

	$1,819,740	$861,048

Accounts payable was increased from $861,048 to $1,819,740 which is increased by 111%. major vendor for the company was ZQPT. It represented 80% and 55% of Accounts payable at June 30, 2009 and 2008. It represented 92.76% and 92.46% of annual purchase in 2009 and 2008 respectively.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

7. ACCRUED EXPENSES AND OTHER PAYABLE

	2009	2008
Other Payable	$122,873	$440,314
Accrued Expenses	29,886	14,843
	$152,759	$455,157

Other payable and accrued consisted of advertising and construction companies.

8. SHORT TERM LOAN

The Company has a line of credit with Beijing Renyuxin Trading Co., Ltd, which provides for loans to the Company to finance working capital needs. The loan amount under the credit agreement is $436,567 from July 1, 2007 to December 31, 2007 and $291,045 from April 1, 2008 to March 31, 2009. Interest rate is fluctuated according to actual bank loan interest. As Beijing Renyuxin Trading Co., Ltd is one of the company's customers, the company paid back the loan by deducts its accounts receivable balance in December 2007 and June 2009 respectively. However, the company never paid the lender interest as the company kept the interest to secure the remaining accounts receivable balance from Beijing Renyuxin Trading Co, Ltd which was $84,753 as at June 30, 2009. The total unpaid interest was $32, 732 as at June 30, 2009.

9. SALES GUARANTEE ACCRUAL

	2009	2008
Product liabilities	186,601	76,485

The company reserved 1% of the sales amount to secure the goods sold in the even of return or repair. The guarantee period is 2 years and the company should reverse the guarantee amount when the products guarantee period has leaped.

10. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the Company is generally subject to an income tax at effective rate of 33% before Jan 1, 2008 and 25% from Jan 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

10. INCOME TAXES (continued)

The provisions for income taxes for the years ended June 30, 2009 & 2008 were as follows:

	2009	2008
PRC only:

Current	$574,229	$382,510
Deferred	-	-

Total	$574,229	$382,510

11. STOCKHOLDERS' EQUITY

Upon its inception, the Company has a total registered capital of RMB1, 000,000, equivalent of $129,340. In Sep 2007 and Apr 2008, the main shareholders, Kun Liu purchased two cars for the company which was $17,463 and 11,642 respectively as the additional capital. The total retained earning was $2,690,492 and $967,804 as of June 30, 2009 & 2008, the accumulated other comprehensive income was $71,387 and $63,394 from foreign currency gains as of June 30, 2009 & 2008 respectively. The total stockholders' equity was $2,920,323 and $1,189,643 as of June 30, 2009 & 2008.

12. RELATED-PARTY TRANSACTIONS

The Company obtained loans from its major stockholder - Mr. Kun Liu. As of June 30, 2008, the loans balance was $541,410. During the year, company paid back $160,077 to Mr. Kun Liu. As of June 30, 2009, the company still had an outstanding loan from Mr. Kun Liu for the amount of $381, 334. The loan from the shareholder Mr. Liu was free of interest.

13. SEGMENT REPORTING INFORMATION

Segment revenue and operating income were as follows:

Revenue	2009	2008
Battery Safety System	$7,461,318	$6,064,024
Module of Battery	331,165	386,191
Patch of Battery	2,274,691	341,230
Electronic MV	895,754	-
Total Revenue	$10,962,928	$6,791,445

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

13. SEGMENT REPORTING INFORMATION (continued)

Cost of Goods Sold	2009	2008
Battery Safety System	$4,949,371	$3,940,056
Module of Battery	247,876	263,817
Patch of Battery	2,045,365	284,876
Electronic MV	746,715	-
Total Cost of Good Sold	$7,989,327	$4,488,749

Operating income	2009	2008
Battery Safety System	$2,056,185	$1,456,529
Module of Battery	63,061	81,470
Patch of Battery	90,380	45,365
Electronic MV	94,323	-
Total Operating income	$2,303,949	$1,583,364

ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political,

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 & 2008

14. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATION (continued)

economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The future profitability of the Company is dependent upon the Company's abilities to secure service contracts and maintain the operating expense at a competitive level.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2009 and 2008, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality.

There were two vendors who accounted for more than 10% of the Company's total purchase during the years ended June 30, 2009 and 2008.

The Company had eight major customers who accounted for more than 5% of the total sales for the years ended June 30, 2009 and 2008. Accounts receivable from these customers was $468,249. That amount represented 19% of the total account receivable as of June 30, 2009 and 2008, respectively.

ITEM 8:	Supplementary Data: Unaudited Pro Forma Financial Information

The following is the unaudited consolidated financial statements of Sky Achieve and Beijing Guoqiang during the six and three months ended December 31, 2009 and 2008.

SKY ACHIEVE HOLDING LTD

FINANCIAL STATEMENTS

FOR THE SIX AND THE THREE MONTHS PERIOD ENDED DECEMBER 31, 2009 AND 2008

PAGE

FINANCIAL STATEMENTS:

BALANCE SHEETS	56-57
STATEMENTS OF INCOME	58
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	59
STATEMENTS OF CASH FLOWS	60 & 61

NOTES TO FINANCIAL STATEMENTS	62 - 75

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

BALANCE SHEETS

FOR THE PERIOD ENDED DECEMBER 31, 2009 AND YEAR ENDED JUNE 30, 2009
	2009
	December 31,	June 30,
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$896,012	$407,333
Accounts Receivable	4,220,786	2,404,088
Other Accounts Receivable	46,757	24,507
Advanced to Suppliers	12,852	785
Inventory	1,294,408	2,567,320
Prepaid Expenses	73,210	70,000
Total Current Assets	6,544,025	5,474,033

Plant & Equipments, net	265,492	153,392
Patent and Other Intangibles, net	74,450	79,611

Total Assets	6,883,967	5,707,036

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

BALANCE SHEETS

FOR THE PERIOD ENDED DECEMBER 31, 2009 AND YEAR ENDED JUNE 30, 2009

	2009
	December 31,	June 30,
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	1,941,632	1,819,740
Advance from Customers	3,316	4,426
Payroll Payable	52,915	34,123
Tax Payable	290,290	174,998
Other Accounts Payables	3,102	122,873
Interest Payables	-	32,732
Accrued Expenses	29,927	29,886
Lending from Shareholders	-	381,334
Sales Guarantee Accrual	219,680	186,601

Total Current Liabilities	2,540,862	2,786,713

Stockholders' Equity:
Paid in Capital	129,340	129,340
Additional Paid in Capital	143,590	29,104
Reserve Funds	467,186	-
Accumulated Other Comprehensive Income	75,896	71,387
Retained Earnings	3,527,093	2,690,492
Total Stockholders' Equity	4,343,105	2,920,323

Total Liabilities and Stockholders' Equity	$6,883,967	$5,707,036

"The accompanying notes are an integral part of these financial statements"

BEIJING QUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.,

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Revenues
Battery Safety System	$2,287,378	$1,693,465	$4,769,197	$3,544,298
Module of Battery	274,636	72,604	390,358	166,944
Patch of Battery Materials	293,340	488,200	1,345,925	938,631
Electronic MV	267,378	91,318	818,820	91,318
Power	373,444	-	373,444	-
Charger	9,297	-	9,297	-
Total Revenue	3,505,473	2,345,587	7,707,041	4,741,191
Cost of Goods Sold	2,294,508	1,695,606	5,445,920	3,398,692

Gross Profit	1,210,965	649,981	2,261,121	1,342,499

Operating Expenses:
Manufacturing Expenses	66,356	28,069	94,369	57,113
R & D Expenses	20,615	11,785	48,740	22,486
Sales Expenses	68,843	66,356	177,453	134,715
General and Administrative Expenses	148,333	48,188	202,228	87,218

Total Operating Expenses	304,147	154,398	522,790	301,532

Income from Operations before Other Income and (Expenses)	906,818	495,583	1,738,331	1,040,968
Other Expense and (Income):
Financial Expenses and (Income)	-	3,361	-	7,601
Other Income	(53)	671	(53)	619
Total Other Income and (Expense)	(53)	4,032	(53)	8,220

Income Before Income Taxes	906,871	491,551	1,738,384	1,032,748

Provision For Income Taxes	226,718	122,888	434,596	258,187

Income After Provision for Income Taxes	$680,153	$368,663	$1,303,788	$774,561

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Paid in Capital Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Reserved Funds	Comprehensive Income	Total Stockholders' Equity
Balance - June 30, 2008	$129,340	$29,104	$63,394	$967,804	$-	$-	$1,189,642
Capital Contribution
Net income for the year				1,722,687		1,722,687	1,722,687
Other comprehensive income, net of tax
Foreign currency translation adjustment			7,993			7,993	7,993
Comprehensive income

Balance - June 30, 2009	129,340	29,104	71,387	2,690,491	-	1,730,680	2,920,322
Additional Paid in Capital		114,486					114,486
Reserved Funds					467,186	467,186	467,186
Comprehensive income
Net income for the year				1,303,788		1,303,788	1,303,788
Retained Earning transferred to Reserved				(467,186)		(467,186)	(467,186)
Other comprehensive income, net of tax
Foreign currency translation adjustment			4,509			4,509	4,509
Comprehensive income

Balance - December 31, 2009	$129,340	$143,590	$75,896	$3,527,093	$467,186	$1,308,297	$4,343,105

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2009 AND 2008

	DECEMBER 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$1,303,788	$774,561
Adjustments to reconcile Net Income to Net Cash Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	42,041	10,375
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,816,698)	(986,109)
Inventories	1,272,912	1,080,858
Prepaid Expenses	(3,210)	1,821
Advanced to Suppliers	(12,067)	(28,466)
Other Accounts Receivables	(22,250)	(12,804)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	121,892	533,436
Advance from Customers	(1,110)	677
Taxes Payable	115,292	51,462
Payroll Payable	18,792	1,006
Interest Payable	(32,732)	8,318
Sales Guarantee Accrual	33,079	48,094
Other Account Payable	(119,471)	(58,506)
Other Accrued Expenses	41	120

Net Cash (Used) Provided by Operating Activities	900,299	1,424,843

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(148,981)	(27,376)
Purchases of Intangible Assets	-	(629)

Net Cash Used in Investing Activities	$(148,981)	$(28,005)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE SIX MONTHS PERIOD ENDED DECEMBER 31, 2009 AND 2008

	DECEMBER 31,
	2009	2008
Cash Flows From Financing Activities:
Repayment to Shareholder	$(381,334)	$(305,445)
Capital Contribution	114,486	-

Net Cash (Used) Provided by Financing Activities	(266,848)	(305,445)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,509	11,810

Increase in Cash and Cash Equivalents	488,979	1,103,203

Cash and Cash Equivalents -Beginning Balance	407,333	264,691

Cash and Cash Equivalents - Ending Balance	$896,312	$1,367,894

Supplemental Disclosures of Cash Flow Information

Cash Paid During The Years for:

Interest Paid	$32,776	$-

Income Taxes Paid	$423,628	$249,669

"The accompanying notes are an integral part of these financial statements"

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

1. ORGANIZATIONS AND BASIS OF PRESENTATION

Beijing Guoqiang Science & Technology Development Co., Ltd. ("Company") was incorporated in People's Republic of China (the "PRC" or "China") in April 2007.

The Company is a high-technology company, engaged in research and manufacture Iron phosphate lithium battery module, low power loss lithium ion battery fender, equalizing charge function lithium ion battery fender and Lithium ion battery management system. The above products have been widespread used for electronic tools, removable resources and electronic motor vehicles. During the quarter ended December 31, 2009, the company set up two manufactures in Hangzhou and Guangzhou respectively to produce power and battery charger.

The Company provides high technology products through its high quality and thoughtful after-sales services, expanding the market share via professional technology, enhancing the profitability through its high qualified management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited interim financial information

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full years.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Cash and cash equivalent

Cash consists of cash on hand and in banks. The Company considers all highly liquid debt instruments, with initial terms of three months or less to be cash equivalents.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Account receivable

Trade accounts receivable stated at net realizable value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is established based on the management's assessment of the recoverability of accounts and other receivables.

The Company determines the allowance based on historical write-off experience, customer specific facts and current crisis on economic conditions. Bad debt expense is included in the general and administrative expenses.

Outstanding accounts balances are reviewed individually for collectability. Accounts balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the level of the original cost. The cost of inventories is determined using first-in first-out cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overheads based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market, write-down for inventories that have cost in excess of estimated market value.

Advances to suppliers

The Company makes few advances to certain vendors for inventory purchases. The advances to suppliers were $12,852 and $785 as of December 31, 2009 and June 30, 2009 respectively.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Plant and equipments are depreciated using the straight-line method over 3-5 years estimated useful lives.

- 63 --

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leasehold improvements are amortized using the straight-line method over the term of the leases or the estimated useful lives, whichever is shorter.

Construction in progress

Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction or design fees incurred. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use. The values of construction in progress included in property and equipment were $0 and $9,828 as of December 31, 2009 and June 30, 2009 respectively.

Impairment of Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360 "Accounting for the impairment of Disposal of Long-Lived Assets", which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. The Company recognizes revenue on product sales when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Net sales of products represent the invoiced value of goods, net of Value Added Taxes ("VAT"), sales returns, trade discounts and allowances. The Company is subject to VAT, which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns, which is based on historical sales returns data, is the Company's best estimate of the amounts of goods that will be returned from its customers.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of goods sold

Cost of goods sold consists primarily of material, employee compensation and related expenses, which are directly attributable to the production of products. The company represents cost of goods sold and manufacturing expenses separately in the income statement.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and valuation allowances for receivables. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables.

As of December 31, 2009, substantially all of the Company's cash was held by major banks, which are located in the PRC. The Company's management believes they are all of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

Foreign currency translation

The functional currency of the Company is Chinese Renminbi ("RMB"). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

December 31, 2009
Balance sheet	RMB 6.8372 to US $1.00
Statement of income and other comprehensive income	RMB 6.8393 to US $1.00

December 31, 2008
Balance sheet	RMB 6.8166 to US $1.00
Statement of income and other comprehensive income	RMB 6.8278 to US $1.00

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, payroll and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Income taxes

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2009.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Intangible assets

Intangible assets mainly consist of patents. Patents and other intangible asset have being amortized using the straight-line method over the 3-5 years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

Comprehensive income

Comprehensive income is defined to include changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.

Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with Accounting Standards Codification, ASC 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies.

As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

In June 2009, the FASB issued ASC 810, "Amendments to FASB Interpretation No. 46(R)," which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of ASC 810 will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial condition, result of operations or cash flows.

In April 2009, the FASB issued ASC 270, "Interim Disclosures about Fair Value of Financial Instruments," which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company's disclosures.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued ASC 350-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-3, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-3 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. ASC 350-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of ASC 350-3 did not have an effect on the Company's financial condition, results of operations or cash flows.

3. INVENTORIES

The components of inventories at December 31, 2009 and June 30, 2009 are as follows:

	December 31, 2009	June 30, 2009
Raw materials	$1,161,942	$1,774,234
Work in progress for sales	530	529
Work in progress for research	11,425	-
Finished goods	118,771	790,034
Low value items	1,740	2,523
Totals	$1,294,408	$2,567,320

As of December 31, 2009 and June 30, 2009, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Dec 31, 2009	June 30, 2009
Machinery and Equipment	$278,526	$124,479
Motor Vehicles	29,340	29,300
Leasehold Improvement	41,688	36,966
Less: Accumulated Depreciation	(84,062)	(47,181)
Construction in progress	-	9,828
Total property & equipment, net	$265,492	$153,392

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

4. PROPERTY AND EQUIPMENT

Depreciation expenses for six months ended December 31, 2009 and 2009 were $42,041 and 10,375 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of December 31, 2009 and June 30, 2009 comprised of the following:

	Dec 31, 2009	June 30, 2009
Intangible Assets	$102,690	$102,690
Less: Accumulated Amortization	(28,240)	(23,079)

Intangible Assets, net	$74,450	$79,611

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As December 31, 2009 and June 30, 2009, accounts receivable and allowance for doubtful account as follow:

	Dec 31, 2009	June 30, 2009
Accounts receivable	$4,352,777	$2,475,996

Less allowance for doubtful accounts	(131,991)	(71,908)
	$4,220,786	$2,404,088

The net accounts receivable was increased from $2,404,088 to $4,220,786 from June 2009 to December 2009. The reason for the increase is due to the increase in revenue and new customers with large sales amount.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

7. ACCOUNTS PAYALBE

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers. As December 31, 2009 and June 30 2009, accounts payable are approximately $1,942,000 and $1,820,000, respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expense and other payable consisted of the following:

	Dec 2009	June 2009
Other Payable	$3,102	$122,873
Accrued Expenses	29,927	29,886
	$33,029	$152,759

9. SALES GUARANTEE ACCRUAL

The company accrued approximately 1% of the sales amount to secure the goods sold repairing and changing. The guarantee period is 2 years. If the goods sold have no quality problems in 2 years, the company will pay any compensation and reverse the guarantee accrued. For the three months ended Dec 31, 2009, the company paid $4,785 directly for compensation and accrued $35,062 guarantee for the sales incurred during the period. The company reversed $25,694 for guarantee expired.

For the six months ended Dec 31, 2009, the company paid $18,585 directly for compensation, accrued $77,103 guarantee expenses related to sales incurred during the period and reversed $25,694 for expired guarantee for goods sold with good quality during last 2 years.

As December 31, 2009 and June 30, 2009, sale guarantee accrual was $219,680 and $186,601, respectively.

10. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the Company is generally subject to an income tax at effective rate of 33% before Jan 1, 2008 and 25% from Jan 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

10. INCOME TAXES (continued)

The provisions for income taxes for the six months ended December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Current	$434,596	$258,187
Deferred	-	-
Total	$434,596	$258,187

11. SEGMENT INFORMATION

Segment revenue for the six months and three months ended December 31, 2009 and 2008 was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Battery Safety System	$2,287,378	$1,693,465	$4,769,197	$3,544,298

Module of Battery	274,636	72,604	390,358	166,944

Patch of Battery	293,340	488,200	1,345,925	938,631

Electronic MV	267,378	91,318	818,820	91,318

Power	373,444	-	373,444	-

Charger	9,297	-	9,297	-

Totals	$3,505,473	$2,345,587	$7,707,041	$4,741,191

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

11. SEGMENT INFORMATION (continued)

Segment operating income for the six months and three months ended December 31, 2009 and 2008 was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
Battery Safety System	$567,926	$458,291	$1,280,825	$968,958

Module of Battery	79,067	11,781	129,653	28,812

Patch of Battery	47,670	16,684	53,017	34,168

Electronic MV	22,059	8,827	77,341	9,030

Power	182,975	-	190,193	-

Charger	4,568	-	4,748	-

Totals	$904,264	$495,583	$1,735,777	$1,040,968

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The future profitability of the Company is dependent upon the Company's abilities to secure service contracts and maintain the operating expense at a competitive level.

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of Accounts Receivable

Customer Name	Amount in USD	Percentage
Yangguang Sanwei Ltd	$253,923	5.93%
Beijing Renyuxin Trading Ltd	413,386	9.66%
Hebei Aoguan Power Ltd	247,278	5.78%
Tianjin Ruiqi Tech Ltd	299,341	6.99%
Beijing Fuerxuan Tech Ltd	218,759	5.11%
Beijing Jiruiyuda Electronic Ltd	348,192	8.13%
Guangzhou Chuangxin Power Ltd	414,413	9.68%
	$2,195,292	51.28%

The major vendors which represented more than 5% of Accounts Payable
Vendor Name	Amount in USD	Percentage
Heilongjiang Zhongqiang Power Tech Ltd	1,871,745	96.40%

The major clients which represented more than 5% of the total sales for the three months ending December 31, 2009
Customer Name	Amount in USD	Percentage
Guangzhou Chuangxin Power Tech Ltd	354,127	10.10%
Yangguang Sanwei Ltd	305,312	8.71%
Beijing Jiruiyueda Electronic Ltd	297,540	8.49%
Henan Xinge Motor Ltd	291,279	8.31%
Hebei Aoguan Power Ltd	256,557	7.32%
Henan Huanyu Power Ltd	246,218	7.02%
Tianjin East Weier Tech Ltd	197,277	5.63%
Beijing Fuerxuan Tech Ltd	186,935	5.33%
Tianjin Ruiqi Tech Ltd	180,580	5.15%
	2,315,825	66.06%

BEIJING GUOQIANG SCIENCE & TECHNOLOGY DEVELOPMENT CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2009
(UNAUDITED)

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major vendors which represented more than 5% of the total purchases

Vendor Name	Purchase amount in USD	Percentage
Heilongjiang Zhongqiang Power Tech Ltd	1,566,736	89.80%
Guangzhou Fanyu Electronic Ltd	109,167	6.26%
	1,675,903	96.05%

13. COMMITMENTS

The Company leases office and warehouse space under operating leases which expire at various dates through October 2014. Future minimum rental payments are approximately as follows:

Year Ending December 31,
2010	$135,000
2011	124,000
2012	119,000
2013	61,000
2014	44,000
$483,000

Rent expense for the six months ended December 31, 2010 and 2009 was approximately $53,000 and $35,000, respectively

14. SUBSEQUENT EVENT

On January 5, 2010, the Company entered into an Equity Pledge agreement with Sky Achieve Holding Limited, a company incorporated under the laws of British Virgin Island ("Pledgee"). Concurrently the Company ("pledgor") and the Pledgee executed a Consulting Service Agreement which has a term of 10 years.

The following unaudited pro forma condensed consolidated financial statements reflect adjustments to the historical financial statements of PI Services Inc ("PI") to give effect to its merger with Sky Achieve Holding Ltd. ("SKY").

The merger between the two companies will be treated for financial reporting purposes as a reverse acquisition whereby PI's operations will continue to be reported as if it had actually been the acquirer. The accompanying pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

The accompanying pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and related notes of Sky Achieve Holding Ltd.

PI SERVICES, INC.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGE
CONSOLIDATED BALANCE SHEET	77-78
STATEMENT OF INCOME	79
NOTES TO FINANCIAL STATEMENTS	80

PI SERVICES, INC
Unaudited Pro-Forma Condensed Consolidated Balance Sheet
1) PI Services Inc - as of December 31, 2009
2) Sky Achieve Holding Ltd - as of December 31, 2009

	Historical December 31, 2009

	PI SERVICES INC	SKY ACHIEVE HOLDING LTD	Pro-Forma Adjustments	Unaudited Pro Forma December 31, 2009

ASSETS

Current Assets:
Cash and Cash Equivalents	$13	$896,012	-	896,025
Accounts Receivable	-	4,220,786	-	4,220,786
Other Accounts Receivable	-	46,757	-	46,757
Advanced to Suppliers	-	12,852	-	12,852
Inventory	-	1,294,408	-	1,294,408
Prepaid Expenses	-	73,210	-	73,210
Total Current Assets	13	6,544,025	-	6,544,038

Plant & Equipments, net	-	265,492	-	265,492
Patent and Other Intangibles, net	-	74,450	-	74,450

Total Assets	13	6,883,967	0	6,883,980

"Continued on next page"

"See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements"

PI SERVICES, INC
Unaudited Pro-Forma Condensed Consolidated Balance Sheet
1) PI Services Inc - as of December 31, 2009
2) Sky Achieve Holding Ltd - as of December 31, 2009

	Historical December 31, 2009

	PI SERVICES INC	SKY ACHIEVE HOLDING LTD	Pro-Forma Adjustments		Unaudited Pro Forma December 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	3,140	1,941,632	(99)	C	1,944,673
Advance from Customers	-	3,316	-		3,316
Payroll Payable	-	52,915	-		52,915
Tax Payable	-	290,290	-		290,290
Other Accounts Payables	-	5,656	-		5,656
Interest Payables	-	-	-		0
Accrued Expenses	-	29,927	-		29,927
Sales Guarantee Accrual	-	219,680	-		219,680
Accounts Payable -Related Party	33,071	0	(18,115)	C	14,956

Total Current Liabilities	36,211	2,543,416	(18,214)		2,561,413

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value 20,000,000 shares authorized; No shares issued and outstanding	-	-	-		-
Common Stock, $.001 par value 780,000,000 shares authorized; 44,351,600 shares issued and outstanding as December 31, 2009	2,218	-	42,134	B	44,352
Paid in Capital	-	129,340	(129,340)	C	-

Additional Paid in Capital	526,722	143,590	-	C	757,518
			129,340	C
			(42,134)	B
Reserve Funds	-	467,186	-		467,186
Accumulated Other Comprehensive Income	-	75,896	-		75,896
Retained Earnings	(565,138)	3,524,539	18,214	A	2,977,615
			-	C
Total Stockholders' Equity	(36,198)	4,340,551	18,214		4,322,567

Total Liabilities and Stockholders' Equity	$13	$6,883,967	$-		$6,883,980

"See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements"

PI SERVICES, INC
Unaudited Pro-Forma Condensed Consolidated Income Statement
1) PI Services Inc - For the Year Ended December 31, 2009
2) Sky Achieve Holding Ltd - For the Year Ended December 31, 2009

	Historical December 31, 2009

	PI SERVICES INC	SKY ACHIEVE HOLDING LTD	Pro-Forma Adjustments		Unaudited Pro Forma December 31, 2009
Revenues
Battery Safety System	$-	$8,686,234	$-		$8,686,234
Module of Battery	-	554,566	-		554,566
Patch of Battery Materials	-	2,682,151	-		2,682,151
Electronic MV	-	1,623,615	-		1,623,615
Power	-	373,444	-		373,444
Charger	-	9,297	-		9,297
Total Revenue	-	13,929,307	-		13,929,307
Cost of Goods Sold	-	10,037,004	-		10,037,004

Gross Profit	-	3,892,303	-		3,892,303

Operating Expenses:
Manufacturing Expenses	-	149,274	-		149,274
R & D Expenses	-	69,388	-		69,388
Sales Expenses	-	301,518	-		301,518
General and Administrative Expenses	18,214	373,530	(18,214)	C	373,530

Total Operating Expenses	18,214	893,710	(18,214)		893,710

Income from Operations before Other Income and (Expenses)	(18,214)	2,998,593	18,214		2,998,593
Other Expense and (Income):
Financial Expenses and (Income)	-	-	-		-
Other Income	-	(1,470)	-		(1,470)
Total Other Income and (Expense)	-	(1,470)	-		(1,470)

Income Before Income Taxes	(18,214)	3,000,063	18,214		3,000,063

Provision For Income Taxes	-	750,654	-		750,654

Income After Provision for Income Taxes	$(18,214)	$2,249,409	$18,214		$2,249,409

"See Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements"

PI SERVICES, INC

Notes to Unaudited Pro-Forma Condensed Consolidated Financial Statements

Reorganization

On March 19, 2010 PI Services Inc. ("PI Services") acquired (the "Acquisition") all of the outstanding capital stock of Sky Achieve Holdings, Inc., a British Virgin Islands limited liability corporation ("Sky Achieve"), pursuant, to a Share Exchange Agreement dated March 4, 2010 (the "Agreement"). Sky Achieve has exclusive control over the business of Beijing GuoQiang Global Science & Technology Development Co., Ltd. ("Beijing Guoqiang"), a company organized under the laws of the People's Republic of China, ("PRC'), the relationship of which is generally identified as "entrusted management" through the entering of entrusted management contracts effective on January 5, 2010. Under the relationship, Sky Achieve has the right to receive all revenues obtained by Beijing Guoqiang, but also bears the responsibility for all of the expenses incurred by Beijing Guoqiang. Beijing Guoqiang designs, manufactures and markets Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization.

PI Services issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve Ltd. Those shares represent 95 % of the outstanding shares of PI Services. To purchase additional 1% will occur simultaneously with the share exchange. As a result of these transactions, persons associated with Beijing Guoqiang now own securities that represent 96% of the equity in PI Services

Pro Forma Adjustments

A. To eliminate PI Services, Inc's Operation.
B. To record PI Services' acquisition of Sky Achieve Ltd, where by 42,134,020 shares of PI's Common Stock were exchanged for 100 percent of Sky Achieve Ltd shares.
C. Represent an adjustment to eliminate the capital of Sky Achieve upon closing the transaction and consolidation into the Company's financial statements as of December 31, 2009.
D. The Pro-Forma Consolidated Financial Statements assume that the transactions occurred on December 31, 2009. However, the entrusted management relationship between Sky Achieve and Beijing Guoqiang were not established until January 5, 2010 and thus Sky Achieve had no interests in Beijing Guoqiang prior to that time. In addition, the Acquisition did not close until March 19, 2010 and therefore PI Services had no interests in Sky Achieve and Beijing Guoqiang prior to that time.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we were considered as a shell company and there were no disclosure controls and procedures effective during the year of 2009. After March 25, 2010, we acquired an operating entity and adopted the Disclosure Controls and Procedures set by the new Management.

Based on our evaluation as of April 13 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of April 13, 2010. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 'Internal Control - Integrated Framework'. Our management has concluded that, as of April 13, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within PI Services, Inc. have been detected.

ITEM 9B.	Other Information

None.

PART III.
ITEM 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following are the officers and directors of PI Services. All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. We believe that each officer and director has the experience, qualifications, attributes and skills necessary to serve on the Board or as an officer because of his academic background, knowledge in the battery industry and in business generally. Officers serve at the pleasure of the Board of Directors.

Name	Age	Positions with the Company

Kun Liu	33	Chairman, President

Xin Xu	54	Chief Executive Officer

Chunping Fong	53	Chief Financial Officer

Fang Ai	29	Chief Technology Officer

Jijun Zhang	30	Vice President and Director

Qiang Fu	32	Director

Chengzhou Xu	60	Chief Engineer

Mr. Kun Liu	Chairman and President 33 Mr. Liu has a Master of Engineering of Industry Engineering Department in Tsinghua University. He is the founder of Beijing Guoqiang and has been the Chairman of the Company since 2007. From 2004 to 2006, he was president in Beijing Ulong Runsheng S&T Development Co.,Ltd. a company engaged in manufacturing related battery products like protected board, charger, etc. From 2002 to 2004, he was general manager in Tianjin Runyi S&T Development Co., Ltd. a company engaged in research and development of power Li-thium batteries. T

Mr. Xin Xu	Chief Executive Officer 54. Mr. Xu holds a Bachelor of Engneering graduated from Automation Department of Tsinghua University. He has worked for Beijing Guoqiang since 2008. From 2001 to 2008, he was general manger of Beijing Ruibide Electromechanical New Technology Company. From 1979 to 2000, he was the director of subsurface tool institute of China Oil Exploration Scientific Institute a company engaged in Oil Exploration.

Ms. ChunPing Fong	Chief Financial Officer 53. She has a bachelor's degree graduated from Beijing Technology and Business University majored in accounting. Ms. Fong has worked for Beijing Guoqiang since 2008. From 1993 to 1998, she was financial officer and deputy audit officer in Beijing Printing Group a company engaged in printing industry. From 1986 to 1992, she was deputy factory director in Beijing Grand View Garden Industrial Arts Factory a company engaged in industrial art and from 1976 to 1985 she was financial officer in Beijing Machine Factory a company engaged in metallurgy industry.

Mr. Fang Ai	Chief Technology Officer 29. Mr. Ai has a Master of Engineering of Electronic Message Engineering System in Beijing Information S&T University. He has worked for Beijing Guoqiang since 2008. From 2007 to 2008, he was business manager in Tongfang Integrated Circuit Co., Ltd. a company engaged in digital information and security system. From 2003 to 2007, he was associate general engineer in Hengxin China Holding Co., Ltd., one of the largest digital television's chip designer and manufacturer in China.

Mr. JiJun Zhang	Vice President 30 Mr. Zhang has a Master's degree graduated from Hebei University of Economics & Business in the major of administration management. He has worked for Beijing Guoqiang since 2009. From 2008 to 2009, he was office chief in Beijing Fuqiang Global Consulting Co., Ltd. a consulting company. From 2006 to 2008, he taught at Hebei Normal University. From 2004 to 2005, he was training manager in Beijing JSD Management Consulting Co., Ltd, a company engaged in financial consultation.

Mr. ChengZhou Xu	Chief Engineer 60. Mr. Xu has a bachelor's degree from Shanghai University of Technology in the major of communication and electronic engineering. He has worked for Beijing Guoqiang since 2007. He worked at Zhejiang Fujitec a company engaged in manufacturing product lines as a general engineer from 2002 to 2003 and was general engineer at Zhejiang Philips a company engaged in electrical wiring industry from 1997 to 2002. He was general engineer at Henan Huaxia Electric Group a company engaged in the manufacture and distribution of electric products. From 1994 to 1996 and general engineer and director in Illumination Company of Hainan Asian Pacific Group a company engaged in research and development of traditional electrical and light power.

Qiang Fu	Director, 32. Mr. Fu has been employed since 2003 as the President of Heilongjiang Beijing Guoqiang Science & Technology Development Co., Ltd., which is located in the City of Harbin in The People's Republic of China, and is engaged in the business of developing software and information technology networks. In 1998 Fu Qiang earned a Bachelor's Degree in Business Administration and in 1996 he earned a Bachelor's Degree in Law from a university in China. Mr. Fu is also the Chairman of the Board and CEO of China Digital Animation Development, Inc. a company engaged in the business of digital animation production, financial information services, and cultural productions in China.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person, and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors, persons nominated for such positions, or significant shareholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
•	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or
•	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or
•	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES
None.

CODE OF ETHICS

The Company has a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 on January 24, 2008, which is applicable to all directors, officers and employees of the Company. The Code is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made;
•	Compliance with applicable governing laws, rules and regulations;
•	The prompts internal reporting of violations of the Code to the appropriate person or persons; and
•	Accountability for adherence to this Code.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background and Compensation Philosophy

Our boards of directors have historically determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects, and contributions made by the officers' to our success. Each of the named officers will be measured by a series of performance criteria by the board of directors, on a yearly basis. Such criteria will be based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. As our executive leadership and board of directors grow, our board of directors may decide to form a compensation committee charged with the oversight of executive compensation plans, policies and programs.

We provide our executive officers solely with a base salary to compensate them for services rendered during the year. Our policy of compensating our executives with a cash salary has served us well. To date, we have not believed it necessary to provide our executives discretionary bonuses, equity incentives, or other benefits in order for us to continue to be successful. However, as the Company grows and the operations become more complex, the Board of Directors may deem it in the best interest of the Company to provide such additional compensation to existing executives and in order to attract new executives.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kun Liu, CEO	2007	$17,647	-	-	-	-	-	-	$17,647
	2008	$17,647	-	-	-	-	-	-	$17,647
	2009	$17,647	-	-	-	-	-	-	$17,647

Xin Xu	2008	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700

Chunping Fong, CFO	2008	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700

On Marh 4, 2010, we entered into a reverse acquisition transaction with Sky Achieve and Beijing Guoqiang that was structured as a share exchange and in connection with that transaction; Mr. Liu became the Chairman and President. Prior to the effective date of the reverse acquisition, Mr. Liu served at Beijing Guoqiang as the Chairman. The annual, long term and other compensation shown in this table include the amount Mr. Liu received from Beijing Guoqiang prior to the consummation of the reverse acquisition.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2009. As of December 31, 2009, none of our executive officers or directors owned any of our derivative securities.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Amended Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us is in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 12 , 2010, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 44,351,506 shares of Common Stock issued and outstanding as of March 31, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Kun Liu(1)	38,364,134	86.5%

Youhua Yu	4,213,402	9.5%

Jijun Zhang	0	0%

Qiang Fu	0	0%

All officers and directors as a group (1 persons)(2)	38,364,134	86.5%
________________________________
(1) The addresses of Kun Liu are c/o with the Company at 15 West 39th Street Suite 14B, New York, NY 10018
(2) All shares are owned both of record and beneficially.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.	Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

In July 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. On September 30, 2007 the Company issued 540,000 shares of its common stock to two former directors and officers of the Company for a $6,116 cash payment. During the year ended December 31, 2008 the two former directors and officers of the Company advanced the Company an additional $13,884 in exchange for 1,233,984 additional shares of common stock following the increase in the Company's authorized capital effective January 12, 2009. The shares were issued on January 31, 2009.

In the year of 2010, 2009, 2008 and 2007, Beijing Guoqiang entered into supply contracts with Heilongjiang Zhongqiang, our major supplier providing 96.4% of our lithium-ion battery cell requirements during the six months ended December 31, 2009. One of our directors, Fu Qiang's father, Mr. Zhiguo Fu, is the CEO of Advanced Battery Technologies, Inc., which has exclusive control over the business of Heilongjiang Zhongqiang through entrusted management agreements. We believe that the terms of the supply contracts are fair as to our company and the prices of the lithium-ion battery cells are comparable to those produced by other lithium-ion battery cell manufacturers.

Beijing Guoqiang obtained a loan from its major stockholder - Mr. Kun Liu. As of June 30, 2008, the loan was $541,410 bearing no interest and due on demand. As of June 30, 2009, the outstanding loan from Mr. Kun Liu was $381,334.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a business combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section "Interested Person Transactions", during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates have had any interest, direct or indirect, in any material transaction to which we are a party.
b)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.
c)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.
d)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Schumacher & Associates, Inc., the Company's former auditor for the fiscal year ended December 31, 2009 and 2008:

Services (US$'000)	2009	2008
Audit Fees	$8,000	$12,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$8,000	$12,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit related fees consist of the aggregate fees billed for professional services rendered for assurance and related services that reasonably related to the performance of the audit or review of our financial statements that were not otherwise included in audit fees.

Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All other fees consist of the aggregate fees billed for products and services provided by our independent auditors and not otherwise included in audit fees, audit related fees or tax fees.

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit Number	Description
10-a	Share Purchase Agreement dated March 4, 2010 between Kun Liu and Michael Friess and Sanford Schwartz (Filed 8k with SEC on March 25, 2010)
10-b	Share Exchange Agreement dated February 12, 2010 between PI Services, Inc. and Sky Achieve (Filed 8k with SEC on March 25, 2010)
10-c	Consulting Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-d	Operating Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-e	Equity Pledge Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-f	Option Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-g	Proxy Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
24	Power of Attorney
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PI SERVICES, INC.

/s/ Kun Liu
Dated: April 14, 2010	Kun Liu, President and Chairman (Principal executive officer)

/s/ Chunping Fong
Dated: April 14, 2010	Chunping Fong, Chief Financial Officer (Principal financial officer and principal accounting officer)