Form 10-Q
period 2010-03-31
PI SERVICES INC
filed 2010-05-20
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No: 000-53263

PI SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	41-1559888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

15 West 39th Street Suite 14B, New York, NY 10018
(Address of principal executive office) (Zip Code)

Registrant's telephone number: 212-391-2688

December 31
---------------------------------------------------------------------
Former name, former address and former fiscal year,
(if changed since last report)

              Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☐

The number of shares of common stock, $0.001 par value per share, outstanding as of May 13, 2010 was 44,351,600

PI SERVICES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2010

INDEX

Item 1: Financial Statements

PI SERVICES, INC. AND SUBSIDIARIES

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED
MARCH 31, 2010

(UNAUDITED)

PAGE

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2 - 3
CONSOLIDATED STATEMENTS OF INCOME	4
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 - 7

NOTES TO FINANCIAL STATEMENTS	8 - 26

PI SERVICES, INC. AND SUBSIDIARIES

CONDOLIDATED BALANCE SHEETS

FOR THE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED JUNE 30, 2009

ASSETS	March 31, 2010	June 30, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$439,193	$407,333
Accounts Receivable	4,043,298	2,404,088
Other Accounts Receivable	48,538	24,507
Advanced to suppliers	14,304	785
Inventory	1,098,895	2,567,320
Prepaid Expenses	64,360	106,476
Short term investment	440,100	-
Total Current Assets	6,148,688	5,510,510

Plant & Equipment, net	251,054	116,426
Patent and other intangibles, net	75,417	80,101

Total Assets	6,475,159	5,707,037

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

PI SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED JUNE 30, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2010	June 30, 2009
	(Unaudited)
Current Liabilities:
Accounts Payable	1,180,418	1,819,740
Advance from customers	3,316	4,426
Payroll payable	48,952	34,123
Tax Payable	130,471	174,998
Other Accounts Payables	4,969	122,873
Interest Payables	-	32,732
Accrued expenses	29,927	29,886
Lendings from shareholders	100,000	381,334
Sales Guarantee Accrual	231,731	186,601
Total Current Liabilities	1,729,783	2,786,714

Long-Term Liabilities:
Long Term Loan	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	1,729,783	2,786,714

Stockholders' Equity:
Preferred Stock, $0.001par value 20,000,000 shares authorized 0 shares issed and outstanding	-	-
Common Stock, $0.001 par value 780,000,000 authorized
2,217,480 shares issued and outstanding as of June 30, 2009	-	2,218
additional 42,134,120 shares issued as of March 31, 2010	-	-
44,351,600 shares issued and outstanding	44,352	-
Additional Paid in Capital	228,578	156,226
Reserve Funds	467,186	-
Accumulated other comprehensive income	76,038	71,387
Retained Earnings	3,929,221	2,690,492
Total Stockholders' Equity	4,745,376	2,920,323

Total Liabilities and Stockholders' Equity	$6,475,159	$5,707,037

"The accompanying notes are an integral part of these financial statements"

PI SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net Sales	$2,631,041	$2,298,689	$10,338,081	$7,039,881

Cost of Goods Sold	1,640,307	1,670,604	7,086,227	5,069,296

Gross Profit	990,734	628,085	3,251,855	1,970,585

Operating Expenses:
Manufacturing Expenses	51,667	28,008	146,037	85,121
R & D Expenses	48,930	9,934	97,670	32,420
Sales Expenses	154,639	58,376	332,091	193,091
General and Administrative Expenses	195,907	38,969	400,689	126,187
Total Operating Expenses	451,143	135,287	976,487	436,819

Income from Operations before other Income and (expenses)	539,592	492,798	2,275,368	1,533,767
Other Expense and (Income):
Financial Expenses	-	-	-	7,601
Other Income	15	(218)	(38)	401
Total Other Income and (Expense)	15	(218)	(38)	8,002

Income Before Income Taxes	539,577	493,017	2,275,406	1,525,765
Provision For Income Taxes	134,894	123,254	569,490	381,441
Net Income	404,683	369,763	1,705,916	1,144,323

Other Comprehensive Income
Foreign Currency Translation Adjustment	142	(3,099)	4,651	(3,099)
Comprehensive Income	$404,825	$366,664	$1,710,567	$1,141,224

Earnings Per Common Share-Basic and Diluted	0.03	0.17	0.12	0.51

Weighted Average Common Share - Basic and Diluted	14,506,598	2,217,480	14,506,598	2,217,480

"The accompanying notes are an integral part of these financial statement"

PI SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional	Accumulated Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds	Income	Equity
Balance - June 30, 2007	-	$-	88,695	$89	$504,824	$-	$(508,940)	$-	$-	$(4,027)
Debt concerted to equity	-	-	354,797	355	3,672	-	-	-	-	4,027
Issuance of common stock	-	-	540,000	540	5,576	-	-	-	-	6,116
Net Loss	-	-	-	-	-	-	(37,984)	-	-	(37,984)

Balance- December 31, 2008	-	-	983,492	984	514,072	-	(546,924)	-	-	(31,868)
Issuance of common stock	-	-	1,233,984	1,234	12,650	-	-	-	-	13,884
Net Loss	-	-	-	-	-	-	(18,214)	-	-	(18,214)

Balance- December 31, 2009	-	-	2,217,476	2,218	526,722	-	(565,138)	-	-	(36,198)

Reorganization- eliminated old	-	-	-	-	(528,940)	-	565,138	-	-	36,198
Reorganization- recorded new	-	-	-	-	230,796	71,387	2,690,492	-	-	2,992,675
Issuance of common stock	-	-	42,134,124	42,134	-	-	-	-	-	42,134
Comprehensive income										-
Net Income for nine months	-	-	-	-	-	-	1,705,916	-	1,705,916	1,705,916
Retained earnings to reserve funds	-	-	-	-	-	-	(467,186)	467,186
Foreign currency adjustment	-	-	-	-	-	4,651	-	-	4,651	4,651
Comprehensive income	-	-	-	-	-	-	-	-	1,710,567	-
Balance- March 31, 2010	-	$-	44,351,600	$44,352	$228,578	$76,038	$3,929,222	$467,186		$4,745,376

"The accompanying notes are an integral part of these financial statements"

PI SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009

Cash Flows From Operating Activities:	2010	2009

Net Income	$1,705,916	$1,144,323
Adjustments To Reconcile Net Income To Net Cash
Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	61,076	24,982
(Increase) or Decrease in Current Assets:
Accounts Receivable	1,639,210	(1,199,404)
Inventories	1,468,425	267,379
Prepaid Expenses	42,117	(82,355)
Advanced to Suppliers	(13,519)	(58)
Other Accounts Receivables	(24,031)	(13,407)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(639,323)	1,227,577
Advance from customers	(1,110)	3,025
Taxes Payable	(44,527)	(130,326)
Payroll payable	14,829	1,028
Interest Payable	(32,732)	8,273
Sales Guarantee Accrual	45,129	70,909
Other Account Payable	(117,904)	(61,643)
Accrued Expenses	41	100

Net Cash (Used) Provided by Operating Activities	4,103,597	1,260,405

Cash Flows From Investing Activities:
Short Term Investment	(440,100)	-
Purchases of Property and Equipment	(186,083)	(27,596)
Purchases of Intangible Assets	(2,963)	(630)

Net Cash Used in Investing Activities	(629,146)	(28,226)

"Continued on next page"

"The accompanying notes are an integral part of thses financial statements"

PI SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2010 AND 2009

Cash Flows From Financing Activities:	2010	2009

Repayment to Shareholder	(281,334)	(305,965)
Capital Contribution	114,486	-
Repayment to Short Term Loan	-	1,955

Net Cash (Used) Provided by Financing Activities	(166,848)	(304,009)

Effect of exchange rate changes on cash and cash equivalents	2,676	7,043

Increase in Cash and Cash Equivalents	31,860	935,212

Cash and Cash Equivalents -Beginning Balance	407,333	264,691

Cash and Cash Equivalents - Ending Balance	$439,193	$1,199,903

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	32,776	-

Income Taxes Paid	$671,309	$372,590

"The accompanying notes are an integral part of thses financial statements"

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and a name change to PI Services, Inc.,(the "Company") which became effective January 12, 2009.

On March 19, 2010 the Company acquired all of the outstanding capital stock of Sky Achieve Holdings, Inc. ("Sky Achieve"), a British Virgin Islands limited liability corporation registered in November 2009. The acquisition had been accounted for as a reverse merger under the purchase method of accounting. Accordingly, Sky Achieve Holdings, Inc. was treated as the continuing entity for accounting purposes.

Pursuant to a Share Exchange Agreement , Sky Achieve has exclusive control over the business of Beijing Guoqiang Global Science & Technology Development Co., Ltd. ("Beijing Guoqiang "), a company organized under the laws of the People's Republic of China, ("PRC') on March 27, 2007 with capital of 1 million RMB (US$147,058). The relationship is generally identified as "entrusted management" through the entering of entrusted management contracts effective on January 5, 2010.

PI Services issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve. Those shares represent 95 % of the outstanding shares of PI Services. Mr. Kun Liu, the Chairman of Beijing Guoqiang purchased additional 1% of the outstanding shares of PI Services simultaneously with the share exchange. As a result of these transactions, persons associated with Beijing Guoqiang now own securities that represent 96% of the equity in PI Services.

Beijing Guoqiang designs, manufacturers and markets Polymer Lithium-ion Battery Modules, Lithium-ion Battery Chargers, Lithium-ion Battery Management Systems as well as other Lithium-ion Battery Management Devices essential to proper power utilization ("PLI Battery Products").During the December of 2009, the company set up two manufactures in Hangzhou and Guangzhou to produce power and battery charger.

Beijing Guoqiang designs, manufactures and markets Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization.

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Company's 2009 Form 10-K.

Principles of consolidation

The accompanying unaudited consolidated financial statements included its wholly owned subsidiaries, Beijing GuoQiang Globle Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders' equity or net income.

Cash and cash equivalent

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade accounts receivable

Trade accounts receivable stated at net realizable value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is established based on the management's assessment of the recoverability of accounts and other receivables.

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trade accounts receivable (continued)

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

Advances to suppliers

The Company makes few advances to certain vendors for inventory purchases. The advances to suppliers were $14,304 and $785 as of March 31, 2010 and June 30, 2009 respectively.

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

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $9,828 as of March 31, 2010 and June 30, 2009 respectively.

Impairment of Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360 "Accounting for the impairment of Disposal of Long-Lived Assets", which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

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

Cost of goods sold

Cost of goods sold consists primarily of material, employee compensation and related expenses, which are directly attributable to the production of products. The company

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of goods sold (continued)

represents cost of goods sold and manufacturing expenses separately in the income statement.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2009, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

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

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

March 31, 2010
Balance sheet	RMB 6.8166 to US $1.00
Statement of income and other comprehensive income	RMB 6.8190 to US $1.00

March 31, 2009
Balance sheet	RMB 6.8259 to US $1.00
Statement of income and other comprehensive income	RMB 6.8255 to US $1.00

Income taxes

The Company accounts for income tax under the provisions of ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at March 31, 2010.

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

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets

Intangible assets mainly consist of patents. Patents and other intangible asset have being amortized using the straight-line method over the 10 years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

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

As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet

Recently issued accounting standards

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its financial statements.

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued an Accounting Standards Update ("ASU") regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 810, "Amendments to FASB Interpretation No. 46(R)," which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. ASC 810 is effective for annual periods beginning after November 15, 2009. The Company does not expect the adoption of ASC 810 will have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial condition, result of operations or cash flows.

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

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

3. INVENTORIES

The components of inventories at March 31, 2010 and June 30, 2009 are as follows:

	31-Mar-10	30-Jun-09
Raw materials	$967,669	$1,774,234
Work in progress for sales	$530	$529
Finished goods	$128,956	$790,034
Low value items	$1,740	$2,523
Total	$1,098,895	$2,567,320

As of March 31, 2010 and June 30, 2009, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY AND EQUIPMENT

	March 31, 2010	Jun 30, 2009
Building and improvement	$41,688	$0
Machinery and equipment	280,609	124,480
Motor Vehicle	29,340	29,300
Less: Accumulated Depreciation	(100,583)	(47,181)
Construction in progress	-	9,828
Total property & equipment, net	$251,054	$116,427

Depreciation expense for nine months ended March 31, 2010 was $58,557.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of March 31, 2010 and June 30, 2009 comprised of the following:

	March 31, 2010	June 30, 2009
Intangible Assets	$106,284	$103,180
Less: Accumulated Amortization	(30,867)	(23,079)
Intangible Assets, net	$75,417	$80,101

Amortization expense for the three and nine months period ended as of March 31, 2010 Was, $2,519 and $7,788 , respectively.

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As March 31, 2010 and June 30, 2009, accounts receivable and allowance for doubtful account as follow:

	Mar 2010	June 2009

Accounts receivable	$4,283,581	$2,475,997
Less allowance for doubtful accounts	(240,283)	(71,908)

Net accounts receivable	$4,043,298	$2,404,088

The net accounts receivable was increased from $2,404,088 to $4,043,298 from June 2009 to March 2010. The reason for the increase is due to the increase in revenue and new customers were introduced with large sales amount.

7. ACCOUNTS PAYALBE

The Company has accounts payable related to the purchase of inventory. This amount represents the accounts payable by the Company to the suppliers. As of March 31, 2010 and June 30 2009, accounts payable are approximately $1,180,418 and $1,819,740, respectively.

8. ACCRUED EXPENSES AND OTHER PAYABLE

	Mar 2010	June 2009

Other Payable	$4,969	$122,873
Accrued Expenses	29,927	29,886

Total	$35,583	$152,759

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

9. SALES GUARANTEE ACCRUAL

The company accrued approximately 1% as reserved guarantee for the products sold within two years. When the two years guarantee period expired, the company shall reverse the guarantee accrued.

For the three months and nine months period ended March 31, 2010 and 2009, the company incurred guarantee expense and paid $14,269 and $32,854 respectively. In the same period, the Company accrued 1% of sales in the amount of $26,319 and $103,422, respectively.

For the three and nine months period ended March 31, 2010 and 2009, the Company reversed $25,694 and $0 for the expiration of the two years term.

10. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the Company is generally subject to an income tax at effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The provisions for income taxes for the nine months ended March 31, 2010 and 2009 were as follows:

	Mar-10	Mar-09

Current	569,490	381,441
Deferred	-	-

Total	$569,490	$381,441

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

11. SEGMENT INFORMATION

Segment revenue for the three months ended March 31, 2010 and 2009 was as follows:

Revenue for the three months	March 31, 2010	March 31, 2009

Battery Management System	$1,574,008	$1,540,844
Module of Battery	444,187	82,434
Patch of Battery	94,006	375,667
Electronic MV	-	299,744
Power	491,090	-
Charger	27,751	-
Consolidated	$2,631,041	$2,298,689

Segment operating income for the three months ended March 31, 2010 and 2009 was as follows:

Operating Income for the three months	March 31, 2010	March 31, 2009

Battery Management System	$276,709	$295,480
Module of Battery	74,433	17,744
Patch of Battery	-6,719	15,457
Electronic MV	-	164,117
Power	190,339	-
Charger	4,829	-
Consolidated	$539,592	$492,798

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

11. SEGMENT INFORMATION (continued)

Segment revenue for the nine months ended March 31, 2010 and 2009 was as follows:

Revenue for the nine months	March 31, 2010	March 31, 2009

Battery Management System	$6,343,205	$5,085,143
Module of Battery	834,545	249,378
Patch of Battery	1,439,931	1,314,297
Electronic MV	818,820	391,063
Power	864,534	-
Charger	37,047	-
Consolidated	$10,338,081	$7,039,881

Segment operating income for the nine months ended March 31, 2010 and 2009 was as follows:

Operating Income for the nine months	March 31, 2010	March 31, 2009

Battery Management System	$1,553,367	$1,265,006
Module of Battery	228,032	46,552
Patch of Battery	18,152	49,879
Electronic MV	55,813	172,330
Power	408,534	-
Charger	11,470	-
Consolidated	$2,275,368	$1,533,767

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2010, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of Accounts Receivable

Customer Name	Amount In USD	Percentage
Beijing Anhualianhe Co., Ltd	242,084	5.99%
Beijing Renxinyu Trading Co., Ltd	324,398	8.02%
Tianjin Ruiqi Co, Ltd	296,187	7.33%
Beijing Fuerxuan Co., Ltd	216,488	5.35%
Beijing Ziqiang Co., Ltd	261,595	6.47%
Beijing Jiruiyuda Electronic Ltd	348,192	8.61%
Guangzhou Chuangxin Co., Ltd	444,882	11.00%

The major vendors which represented more than 5% of Accounts Payable

Vendor Name	Amount in USD	Percentage
Heilongjiang Zhongqiang Power Tech Ltd	1,004,901	85.13%
Guangzhou Fanyubaiyun Electronic Co., Ltd	61,246	5.19%

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major clients which represented more than 5% of the total sales for the three months ending March 31, 2010

Customer Name	Amount in USD	Percentage
Guangzhou Chuangxin Power Co., Ltd	226856.27	8.62%
Yangguang Sanwei Co., Ltd	188576.86	7.17%
Tianjin Taifeng E-Motor Co., Ltd	133614.44	5.08%
Henan Xinge Motor Co., Ltd	133664.58	5.08%
Henan Huanyu Power Co, Ltd	184866.74	7.03%
Tianjin Eastweier Technology Co., Ltd	132912.53	5.05%
Beijing Fuerxun Technology Co., Ltd	132150.45	5.02%
Tianjin Ruiqi Technology Co., LTd	163107.39	6.20%
Beijing Ziqiangfa Technology Co., Ltd	235076.19	8.93%
Beijing Renyuxin Trading Co., Ltd	197400.93	7.50%
Hebei New World E-Motor Co., Ltd	153318.19	5.83%
Beijing Anhualianhe Power Technology Co., Ltd	150924.16	5.74%
Beijing Lianneng Power Tech Co., Ltd	173824.12	6.61%
Tianjin Tiancheng Technology Co., Ltd	161189.66	6.13%
Hebei Century Hengxing Electronic Co., Ltd	171818.65	6.53%

The major vendors which represented more than 5% of the total purchases

Vendor Name	Amount in USD	Percentage
Heilongjiang Zhongqiang Power Tech Co., Ltd	1,144,998	81.12%
Guangzhou Fanyu Baiyun Electricity Co., Ltd	145,391	10.30%
Guangzhou Zengcheng Dingxin Line Factory	72,796	5.16%

PI SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2010
(UNAUDITED)

13. COMMITMENTS

The Company leases office and warehouse space under operating leases which expire at various dates through October 2014. Future minimum rental payments are approximately as follows:

Year Ending March 31,
2010	$103,500
2011	124,000
2012	119,000
2013	61,000
2014	44,000
$451,500

Rent expense for the nine months ended March 31, 2010 and 2009 was approximately $84,500 and $53,400, respectively.

14. SUBSEQUENT EVENTS

On April 22, 2010, the Board of Directors and Shareholders owning more than a majority of outstanding common stock of PI Services adopted a resolution to change the name of the Company from PI Services, Inc. to " China Lithium Technologies., Inc.", and will file the Amendment of Certificate Incorporation with the Nevada Secretary of State on or after May 26, 2010.

On April 22, 2010, the Board of Directors and Shareholders owning more than a majority of outstanding common stock of PI Services adopted a resolution to effect a reverse split of outstanding common stock of PI Service in the ratio of 1: 2.2 (the " Reverse Split")

On May 13, 2010, The Board adopted a resolution to change the Company's fiscal year from December 31 to June 30.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company's Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company's other SEC filings, including our annual report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are holding company incorporated in the State of Nevada. Through our operating entity in China, we design, manufacture and market Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization. Through years of development, our lithium-ion battery products have been widely used in electric tools, electric bicycles, electric motorcycles and vehicles, electric bus, electric/hybrid automobiles, golf and tour vehicle, yacht, and other electric products.

PLAN OF OPERATIONS

Our customers include hybrid and electric vehicle manufacturers, power tool and consumer electronics manufacturers, E-bikes conversion providers, etc. We sell our products to our customers through one year sales contracts. We produce our products at our three factories with one located in Beijing for the assembly and quality control of battery modules, and the other two plants in Guangzhou and Hangzhou for the production of battery management systems and switching power supply.

Our future marketing strategy includes:

•	Maintaining our sales contracts with our existing hybrid and electric vehicle manufacturers, power tool and consumer electronics manufacturers, and E-bikes conversion providers;
•	Extending our sales efforts in three marketing centers of Lithium-ion battery industry in China: the Jingjintang area centered in the Beijing area, Zhujiang Delta centered in Guangdong province located in the southeast China, and Changjiang Delta centered in the Shanghai area;

•	Developing local sales distributors to sell our own branded lithium-ion battery products;
•	Expanding our cooperation with government agency in China, including the efforts to participating government-subsidized projects;

              Results of Operations- Nine Months and Three Months Ended March 31, 2010 and 2009

              We generated our revenues substantially from the sales of our lithium-ion battery management system, battery pack and module, and other related lithium-ion battery products including chargers.

              During the nine months ended March 31, 2010, the Company had total revenue of $10,338,081, an increase of $3,298,200, or 46.9% from $7,039,881 during the nine months ended March 31, 2009 . The Company's revenue during the three months ended March 31, 2010 was $2,631,041, an increase of $332,352, or 14.5% compared to $2,298,689 during the same period of 2009. The increase resulted from the successful marketing of the products of battery management systems and modules for Lithium-ion batteries. The Company expects to continue its growth through 2010 and during future periods due to the success in our marketing efforts to acquire additional customers from China and overseas.

              The cost of goods sold of the Company during the nine months and three months ended March 31, 2010 were $7,086,227 and $1,640,307, compared to $5,069,296 and $1,670,604 during the same periods of 2009, respectively. During the first nine months of 2010, we were able to decrease the percentage of our cost of goods in our revenues. As a result, our profit margins during the three and nine months ended March 31, 2010 improved to 37.7% and 31.4%, from 27.3% and 27.9 % during the same periods in 2009.

              Despite our significant revenue gains during the nine months ended March 31, 2010, we only incurred $976,487 for our operating expenses ($451,143 during the third quarter of 2010), compared to $436,819 during the nine months ended March 31, 2009 ($135,287 during the third quarter of 2009).. The operating expense increases reflected the expansion of manufacturing facilities, marketing, and R&D efforts.

              Our net income during the nine months ended March 31, 2010 was $1,705,916, an increase of $561,593, or 49.1% compared to $1,144,323 during the nine months ended March 31, 2009, Our net income during the three months ended March 31, 2010 was $404,683, compared to $369,763 during the three months ended March 31, 2009, an increase of $34,920, or 9.4%.

              Liquidity and Capital Resources

              After the shareholders made the initial contribution to the registered capital, the development of the Company has been funded primarily by our revenues generated from business operations. As of March 31, 2010, the Company had no long term debts.

              As of March 31, 2010, the working capital was $4,418,905, an increase of $2,281,901,or 83.8%, from $2,723,796 as of June 30, 2009. The increase was primarily attributed to the significant increase in our accounts receivable from $2,404,088 as of June 30, 2009 to $4,043,298 as of March 2010 due to the increase in revenue and new customers we acquired in the first nine months of 2010.

              As of March 31, 2010, we had cash and cash equivalents of $439,193, compared to $407,333 as of June 30, 2009, in spite of our significant increase of net income from operations during the first nine months of 2010. In order to expand our operations, we invested a substantial part of our net income for the purchase of additional equipment and improvement of our research and development during the first nine months of 2010.

              The Company's business plan demonstrates its intention to increase its production capacities of Lithium-ion battery modules to 3,000 per day, chargers to 10,000 per day, and BMS to 4,000 per day. Implementation of this plan will require significant amount of funds. The funds are needed in order to:

•	Improve and upgrade the R&D center, including the purchase of more advanced research equipments and hiring of key technical talents in the Lithium-ion battery industry;
•	Improve and expand the manufacture facilities, including the purchase of new machinery and equipments and construction of new factories;
•	Develop independent regional distributors for the Company's own branded products; and
•	Implement sufficient advertising and marketing programs to assure the market share of the Company.

              In order to obtain the necessary funds, the Company plans to sell a portion of its equity, which will dilute the equity share of our existing shareholders. However, the Company has not yet received any commitments for the funding. In the event that the Company is unable to complete and equity financing or obtain funds from another source, of which there can be no assurance, our growth may be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

              The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

              In June 2009, the Financial Accounting Standards Board ("FASB") expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

              In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, "Revenue Recognition" (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

              FASB ASC 810, "Consolidation" ("ASC 810"), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent's equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company's consolidation conclusions for its variable interest entities.

              In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

              In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

FOREIGN EXCHANGE EXPOSURE

              Our sales are denominated in RMB and US dollars whilst our purchases and operating expenses are mostly denominated in RMB. As such, we may be exposed to any significant transactional foreign exchange exposure for our operations. However, to the extent that we may enter into transactions in currencies other than RMB in future, particularly as we penetrate into overseas markets, our financial results may be subject to fluctuations between those foreign currencies and RMB.

The percentage of our sales denominated in RMB and US dollars are as follows:

	Three months ended March 31,
(%)	2010	2009
Sales
RMB	98.5	97.5
US dollars	1.5	2.5
Total	100.0	100.0

INFLATION

During the periods under review, inflation did not have a material impact on our financial performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

              Under the supervision and with the participation of our management, including our Chairman and President Kun Liu, Chief Executive Officer, Xin Xu, and Principal Financial Officer, Chunping Fang, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.

              During the nine and three months ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              On March 19, 2010, we acquired all of the outstanding capital stock of Sky Achieve. As a result of the Acquisition, we issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve (the "Share Issuance"). Those shares represented 95 % our outstanding shares. Of the 42,134,020 shares issued, 37,920,618 of the shares were issued to Kun Liu, then 90% owner of Sky Achieve. The remaining 4,213,402 shares were issued to Youhua Yu, then 10% owner of Sky Achieve.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PI SERVICES, INC.

DATE: May 20, 2010	By:	/s/ Kun Liu
Kun Liu, Chairman and president (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer)