Form 10-K
period 2010-06-30
China Lithium Technologies Inc.
filed 2010-09-28
CIK 888719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-53263

CHINA LITHIUM TECHNOLOGIES, INC.
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

As of September 13, 2010, there were 20,159,811 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Lithium Technologies, Inc.

FORM 10-K

For the Year Ended June 30, 2010

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

Our PLI battery products produce a relatively high average of 3.8 volts per cell, which makes them attractive in terms of both weight and volume. Additionally, they can be manufactured in very thin configurations and with large footprints. PLI cells can be configured in almost any prismatic shape, and can be made thinner than 0.0195 inches (0.5 mm) to fill virtually any shape efficiently. This combination of power and versatility makes rechargeable PLI batteries particularly attractive for use in consumer products such as portable computers, personal digital assistants (PDA's) and cellular telephones. However, one of the bottleneck problems in the existing lithium-ion battery industry is the battery capacity loss. Through years of efforts in research and development, we developed an efficient battery management system in a way to balance the process of charging and discharging of multiple lithium-ion battery cells and adjust the charging frequency to the change of temperature of the ambient environment. We also incorporated the battery management system in our design of lithium-ion battery module and battery pack.

Research & Development is one of our most important strengths. Our management team is attentive to develop the core technologies to satisfy the needs of our customers. As of September 2010, we have two patents pending in the United States and China reflecting our R&D achievements for the past four years of development. Our R&D researchers are focused on the improvement of lithium battery module groups applicable to vehicle ignition power and wireless charging technology, our manufacturing processes for lithium-ion battery modules, and automated production of lithium-ion battery power systems and chargers. We are proud of our environmentally friendly product line. In order to meet domestic and international market demand, we are constantly upgrading our existing products to expand our market share.

Our Corporate History

We were incorporated under the laws of the State of Minnesota on July 7, 1986 as Sweet Little Deal, Inc. The Company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd..

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

On January 12, 2009 the Company completed the migratory merger to Nevada . The Company completed the 1 for 5 reverse split of its common stock effective March 20, 2009. Until March 19, 2010, we were defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Acquisition of Achieve Achieve

                On March 19, 2010, we acquired all of the outstanding capital stock of Sky Achieve. As a result of the Acquisition, China Lithium Technologies issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve (the "Share Issuance"). Those shares represent 95 % of the outstanding shares of China Lithium Technologies. Of the 42,134,020 shares issued, 37,920,618 of the shares were issued to Kun Liu, who is the Chief Executive Officer of Sky Achieve and now the Chairman of China Lithium Technologies. The remaining 4,213,402 shares were issued to Youhua Yu, the Chairman of Sky Achieve. Also on March 19, 2010, Kun Liu (the "Purchaser"), 100% owner of Beijing GuoQiang, purchased from Michael Friess and Sanford Schwartz, the former principal stockholders ("Selling Shareholders") of China Lithium Technologies pursuant to a Stock Purchase Agreement (the "SPA") dated March 4, 2010. As a result of these transactions, persons associated with Beijing Guoqiang now own securities that represent 96% of the equity in China Lithium Technologies. The shares issued have not been registered under the Securities Act of 1933, as amended, in reliance upon an exception under Sections 4(2) of said act.

Change of Name and Reverse Split

Effective on June 2, 2010, we changed our name to China Lithium Technologies, Inc. and effectuated a reverse split of our common stock in the ratio of 1:2.2 (the "Reverse Split").

Corporate Structure

We operate our business in China through Sky Achieve Holdings, Inc, a company under the laws of British Virgin Islands ("Sky Achieve"), and Beijing GuoQiang Global Science & Technology Development Co.,Ltd, a PRC limited liability company ("Beijing Guoqiang"), wholly owned by our Chief Executive Officer, Kun Liu a PRC citizen. Pursuant to our Variable Interest Agreements ("VIE Agreements") with Beijing Guoqiang and its shareholder, we provide consulting and management services to Beijing Guoqiang. We have exclusive control over Beijing Guoqiang's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, we are the beneficiary of Beijing Guoqiang. Accordingly, we have consolidated Beijing Guoqiang's financial results, assets and liabilities in our financial statements since the execution of the VIE Agreements.

Material Operating Entities

Sky Achieve Holdings, Inc.

                Sky Achieve was organized on November 5, 2009 under the laws of British Virgin Islands. It had no business activity from its inception until January 5, 2010. From January 5, 2010, Sky Achieve obtained control over the business of Beijing Guoqiang, the relationship between them being customarily identified as "entrusted management." The relationship is defined by five agreements, each of which has a term of ten years.

Beijing GuoQiang Global Science & Technology Development Co., Ltd

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

Contractual Arrangements with Beijing Guoqiang and its Shareholder

Specifically, the VIE Agreements include the following four contracts:

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

                Our BMS has the following functions: real-time detection of the voltage of all single units, multi-point battery temperature and environment temperature, current working status of battery pack, insulation resistance, record of charge and discharge times, assessment over state of charge (SOC) of battery pack, battery malfunction alarm, communication with vehicle-mounted monitoring equipment and transfer battery state to the display, balancing of charge and discharge power, efficiency, electric quantity AH,WH , dump energy An WH min Km , flexibly set alarm parameters of upper and lower limits of tension, electric current, electric quantity, communicating with charger and motor controller and thus improving the battery safety, realizing the optimal combination of different battery packs in the module, and etc.

                Currently, our BMS is widely used in electric automobiles, and the picture below is BMS monitor interface on vehicle-mounted display of the electric automobiles.

* Lithium-ion battery module

                In 2009, we incorporated our BMS technology into our own lithium-ion battery modules known as" lithium magic cube" series. The series include nominal voltage 12V / 36V / 48V with nominal capacity ranging from 5AH to 60AH, and battery cells of Lithium cobalt(III) oxide /ternary materials/ lithium maganate /lithium iron phosphate. Below is the picture of one type of product in the Series.

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

* High-power Lithium-ion battery charger
                Beijing Guoqiang is capable of providing high-power lithium-ion (Plumbous acid /Nickel Cadmium/ silicon energy) battery charger (charger/charging station) products of above 200W 10KW. In June 2009, our lithium-ion battery charger of 12V, 24V, 36V, 48V obtained European CE certification with certificate number of BST09062243003C-1 and BST09062243003C-2.

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

                We have one patent application pending in the United States and China. The three wire charging system invention provides a safe solution to the automobile using lithium-ion battery module. It includes a digital control voltage feedback multilevel current device to resolve an equilibrium problem of connecting large-capacity lithium-ion batteries in series.It also includes a bidirectional current automatic converter to make a standard two-wire battery charge and discharge system of automobile achieve a three-wire system function of lithium-ion battery. We expect that the approval of the patent will give us an impetus to grow in Lithium-ion battery industry in its application in automobile industry.

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

                In February, 2010, we filed three additional patent applications regarding lithium-ion battery balanced protective system, charger equipments, and rechargeable battery. All three patent applications arepending and we expect to obtain the approval before June, 2011.

                We have two R&D centers: one in Beijing Zhongguancun S&T Park with the most advanced high technology talents in China, and the other in Hangzhou which is the lead in the lithium-ion battery marketing. Our first R&D center in Beijing was established in 2007, which is focused on the development of battery modules. In October 2009, we established our second research center in Hangzhou, Zhejiang province in China, which is mainly focused on the research and development of battery protection and management system. Our two R&D centers have a senior R&D team of 38 personnel each of whom has strong academic and technology background in different sections of the Lithium-ion battery industry. Most of our R&D team members have work experiences of over 5 years and have extensive experience in the lithium-ion battery industry. We have also developed long-term and wide cooperation with institutions with expertise in lithium-ion battery industry including the 19th Institute of Chinese Electronic S&T Group, the 15th institute of Chinese Electronic S&T Group, Beijing University of Aeronautics and Astronautics, and Beijing University of Information Science and Technology, in the field of power lithium-ion battery.

Our Solution and Strength

                The Company is a leader in Lithium-ion battery technology innovation, development and manufacturing in China. Our proprietary technology is significant in our industry and is in heavy demand in next generation Hybrid and Electric vehicles. Our proprietary Lithium-ion Battery Management System (BMS) that is widely in use in Electric Cars solves the energy loss and safety issues in lithium-ion vehicle batteries, optimizes power utilization, and realizes the high power need for ignition of car batteries, especially in low temperatures.

* Our Lithium-ion Battery Management System (BMS)
                Our lithium-ion BMS as shown in diagram below have the following strength:

                (1)      Our lithium-ion auto battery design uses a clamp pressure diversion device (i.e to use the technology of voltage-stabilizing bypass circuit diffluence to stabilize cell voltage and convert the surplus electric current from constant current source into bypass heat energy) to realize constant-current charger's function of constant current first and then constant pressure.
                (2)      Our system adopts a bi-circulating charge protection system in the charge of lithium-ion auto battery to solve the energy loss and safety issues in lithium-ion auto battery.
                (3)      To solve the equalization problem in connecting high-capacity lithium-ion battery, we use NC voltage-feedback multilevel electric current, which uses single-circuit battery to equalize the unequal battery in the mode of single charge.
                (4)      Our lithium-ion BMS uses a three-wire system which would automatically shut off charging the control circuit when discharging to reduce power consumption of the system.
                (5)      Our design also has a charge and discharge protection system in the battery to prevent against the problems of overcharge, over-discharge, over-temperature and overflow.
                (6)      To realize high power needed in the ignition of car batteries (especially in low temperatures), we use a super capacitor to ignite the electric automobile and balance the charging to provide the power and balance needed to start an electric automobile.

* Wireless Charging Technology

                In addition, we are developing proprietary wireless charging technology for Lithium-ion automobile batteries. Wireless charging increases the convenience and user-friendliness of electric cars using electromagnetic induction to charge the battery of batteries. Our current wireless charging system has 5KW of power and the estimated transmission efficiency is over 85%. We expect to launch the wireless recharge products for 5KW, 20KW in the third quarter of 2010.Our wireless charging system can be shown as the picture below.

Industry and Market Opportunity

                In 2009, China became the world's largest auto making nation and the largest automobile market. Global trends for the rising cost of oil, stricter environmental standards and regulations, and support for energy sources that environmentally friendly technology are increasing market demand for technologies that can reduce oil dependence. Also, China has one of the world's most aggressive green energy national agendas.

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

Globally, four types of companies are mainly involved in the lithium-ion battery industry,
        -       Major lithium battery manufacturers (such as Sanyo, LG chemistry, LG Chemical, TOSHIBA)
        -       Innovative high use rechargeable power technology companies (such as A123)
        -       automobile manufacturers (such as Toyota, Daimler), and
        -       auto parts manufacturers (such as Continental Group, Magna, Bosch)
Most are Japanese and South Korean companies.

                This is a cutting-edge industry with no dominant players yet. We believe our technology and low cost of research and technology development will enable us to become a leading company in this industry. Also, the Company is based in China and is a leading provider of power systems for in Hybrid and Electric cars and vehicles in China.

Physical Plants and Production

                We have two plants: one located in Beijing for the assembly and quality control of battery modules with the production capacity of 1,000 pieces per day,. The plant has three production lines. The address for the plant in Beijing is Er Bo Zi Industrial Region West 88-A, Changping District, Beijing China. The second plant is located in Guangzhou with the production capacity of 10,000 chargers per day and 1,000 units of battery management systems and switching power supply per day. The plant has five production lines to produce charger and battery management systems. The address for the plant in Guangzhou is Minyin Technology District 1633, Beitai Rd., Baiyun district, Guangzhou China. The total areas for the two plants are approximately 10,000 square meters, and we lease the two spaces. In addition, we also lease two spaces for our R& D centers, one located in Beijing and the other in Hangzhou. The total annual lease payments for the four spaces during the year ended June 30, 2010 was approximately $16,029 (RMB109,000) The leases for the plant in Er Bo Zi, Zhongguancun R&D center, Hangzhou R&D center, and Guangzhou plant will expire in December 2010, November 2010, August 2012, and August 2013, respectively; but we expect to be able to renew these leases.

Marketing

                At present, we only distribute products to domestic customers within China. With the development of new technologies and new products, we are actively seeking overseas customers and developing overseas market. Upon the request from the potential customers from Australian, France, Germany, and Taiwan we have shipped them samples of our products for their examinations. We are expecting to develop overseas customers in the near future.

Domestic sales

                We sell our products to our customers through the entering of sales contracts. Our customers include hybrid and electric vehicle manufacturers, power tool and consumer electronics manufacturers, E-bikes conversion providers, etc. Through three years of cooperation, we have developed good business relationships with these customers. Each year, we entered into sales contracts with each of our customers to provide them our products of lithium-ion battery packs, battery management systems, and chargers. During the year ended June 30, 2010, none of our customers represent 10% or larger of our sales. During the year ended June 30, 2010, we developed 4 new customers. The four new customers are: Guangzhou Chuangxin Power Technologies, Inc; Tianjin Chenxing Scooter Company; Beijing Lianneng Charger Technologies, Inc; and Hebei Xinda Vehicle, Inc. In aggregate, the revenues from the four new customers contributes to 8.9% of the total revenue of the fiscal year ended June 30, 2010.

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

Overseas sales

                 We intend to expand to overseas markets with our manufacturing partners, particularly in E-bikes, electric scooters, hybrid and electric cars. The Company will expand its lithium-ion battery business as a cost-effective, reliable power solution supplier to hybrid and electronic vehicle manufacturers and consumer electronics manufacturers.

                 We conducted market research and found that the market demand for 60 Ah and 80 Ah large capacity battery module products is high and is expected to continue to grow higher. We have been testing the two types of battery modules in the lab ofour research center. We expected to produce a small batch of the two types of products in October, 2010 and planned to market them mainly in the overseas market. Each of the two battery modules consist of three parts: battery, management system and charger. The three parts can be sold as acombined set, or each part canbe sold separately. For the combined set, the gross margin could reach 30-40%.

Raw Material and Suppliers

                 One of our significant costs are of Lithium-ion cells. Heilongjiang ZhongQiang Power-Tech Co., Ltd ("Heilongjiang Zhongqiang") is our major supplier in this regard. Our purchase from Heilongjiang Zhongqiang accounted for 88.54% and 92.74%, respectively of our total purchase during the year ended June 30, 2010 and 2009. Through years of cooperation, we have developed a good business relationship with Heilongjiang Zhongqiang. We have entered into supply contracts with Heilongjiang Zhongqiang since 2007. The contracts are renewable each year. We believe that we are able to access abundant supply of lithium-ion cells through our relationship with Heilongjiang Zhongqiang. In the event that Heilongjiang Zhongqiang cannot provide a sufficient supply to us, we believe that we can find alternative suppliers in the market with similar pricing. The major lithium-ion cell manufacturers in the market of China include Tianjin Lishen Battery Joint Stock Co., Ltd, China TCL Corporations, and BYD Company Limited.

Our Strategy

                 Our goal is to utilize our materials, science, expertise, our battery and battery systems engineering expertise and our manufacturing process technologies to provide advanced battery solutions. We intend to pursue the following strategies to attain this goal:

•	Pursue markets and customers where our technology creates a competitive advantage. We will continue to focus our efforts in markets where customers place a premium on high-quality batteries, innovation and differentiated performance.

•	Partner with industry leaders in China to adapt and commercialize our products to meet the requirements of our target markets. In each of our target markets, our joint development and supply agreements with industry-leading companies in China provide us insight into the performance requirements of that market, allow us to share product development costs and position our products to serve as a key strategic element for our partners' success.
•	Remain on the forefront of innovation and commercialization of new battery and system technologies. We believe that our battery design technologies provide us with a competitive advantage, and we intend to continue to innovate in materials science and product design.
•	Reduce costs through assembling improvements, supply chain efficiencies, innovation in materials and battery technologies. We believe that we can lower our battery and battery system costs by improving our assembling performance, lowering our raw material procurement costs, improving our inventory and supply chain management and through further materials science and battery innovation that can help reduce our need for expensive control and electronic components.

Employees

                 Beijing Guoqiang has 282 employees, including 22 managerial personnel as well as 35 technology R&D personnel, 50 people in the 57 managerial and technological personnel have bachelor degrees or above, 20 have master's degrees or above.

Environmental Law Compliance

                 Our production process is mainly the assembling of the parts, and therefore our environmental law compliance costs are minimal. In addition, since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change.

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

                 We are designing and developing new technology. We rely on a combination of patent and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Unauthorized use of our technology could damage our ability to compete effectively. In China, monitoring unauthorized use of our products is difficult and costly. In addition, intellectual property law in China is less developed than in the United States and historically China has not protected intellectual property to the same extent as it is protected in other jurisdictions, such as the United States. Any resort to litigation to enforce our intellectual property rights could result in substantial costs and diversion of our resources, and might be unsuccessful.

The demand for batteries in the transportation and other markets depends on the continuation of current trends resulting from dependence on fossil fuels.

                 We believe that much of the present and projected demand for advanced batteries in the transportation and other markets results from the recent increases in the cost of oil, the dependency of the China on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of oil decreased significantly, the outlook for the long-term supply of oil to China improved, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternate forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for our batteries could be reduced, and our business and revenue may be harmed.

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

                 For the production of our lithium-ion battery modules and management systems, we rely on our major supplier Heilongjiang Zhongqiang Energy Technology Development Limited ("Heilongjiang Zhongqiang") to provide us the lithium-ion battery cell. The purchase from Heilongjiang Zhongqiang accounted for 88.54% and 92.74%, respectively, of our total purchase of raw materials during the year ended June 30, 2010 and 2009. Although we believe that we are able to find substitute suppliers easily in China such as Tianjin Lishen Battery Joint Stock Co., Ltd, China TCL Corporations, and BYD Company Limited, in the event that we are unable to find alternative sources of supply at similar or more competitive rates, our business and operations will be adversely affected.

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

                 We assemble all of our products in China and substantially all of the net book value of our total fixed assets is located there. However, we plan to sell our products to customers outside of China. As a result, we may experience barriers to conducting business and trade in our targeted markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, as well as substantial taxes of profits, revenues, assets or payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products. Any of these barriers and taxes could have an adverse effect on our finances and operations.

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

Our contractual arrangements with Beijing Guoqiang and its shareholders may not be as effective in providing control over these entities as direct ownership.

                 We have no equity ownership interest in Beijing Guoqiang and rely on the contractual arrangements of the VIE Agreements to control and operate Beijing Guoqiang. These contractual arrangements may not be as effective in providing control over Beijing Guoqiang as direct ownership. For example, Beijing Guoqiang could fail to take actions required for our business or fail to pay dividends to Sky Achieve despite its contractual obligation to do so. If Beijing Guoqiang fails to perform its obligation under the VIE Agreements, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that Beijing Guoqiang's shareholders will always act in our best interests.

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

                 Beijing Guoqiang generates revenues and incurs expenses and liabilities in Renminbi, the currency of the PRC. However, as a Variable Interest Entity ("VIE") of China Lithium Technologies, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi. In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi. Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

We are not likely to hold annual shareholder meetings in the next few years.

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

                 Currently we have two plants: one located in Beijing for the assembly and quality control of battery modules, and the other plant located in Guangzhou. The Beijing plant has three production lines and the Guangzhou plant has five production lines to produce charger and battery management systems.. The address for the plant in Beijing is Er Bo Zi Industrial Region West 88-A, Changping District, Beijing China,. The address for the plant in Guangzhou is Minyin Technology District 1633, Beitai Rd., Baiyun district, Guangzhou China. The total area for the two plants is approximately 10,000 square meters, and we lease the two spaces. In addition, we also lease two spaces for our R& D centers, one located in Beijing and the other in Hangzhou. The total annual lease payments for the four spaces are approximately $16,029 (RMB109,000). The lease for our plants in Er Bo Zi, Zhongguancun R&D center, Hangzhou R&D center, and Guangzhou plant will expire in December 2010, November 2010, August 2012, and August 2013, respectively; but we expect to be able to renew these leases.

ITEM 3.	Legal Proceedings

                 We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 4.	Submission of Matters to a Vote of Security Holders

                 There were no matters submitted to a vote of security holders from June 30, 2009 to June 30, 2010.

PART II.

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

                 There is only a very limited market for the Company's securities. The Company's securities are included on the Over the Counter Bulletin Board under the symbol "CLTT". Prior to June, 2010, our securities were under the symbol "PISV". During the years ended June 30, 2009 and 2010, there have been hardly any transactions in the Company's common stock, since PI Services Inc. was a shell company with limited operations prior to the merger in March 2010. There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. The following table shows the high and low prices of our common shares on the OTC Bulletin Board for the third and fourth quarter of the fiscal year of 2010.

	High ($)	Low ($)
Year Ended June 30, 2010
Third Quarter	1.18	0.05
Fourth Quarter	0.10	0.09

HOLDERS

                 As of September 2, 2010, there were 64 holders of record of our common stock.

DIVIDENDS

None

ITEM 6.	Selected Financial Data

                 N/A

ITEM 7.	Management's Discussion and Analysis or Financial Condition and Results of Operation

                 The accounting effect of the Entrusted Management Agreements entered into on January 05, 2010 is to cause the balance sheets and financial results of Beijing Guoqiang for the years ended June 30, 2010 and 2009 to be consolidated with those of Sky Achieve, with respect to which Beijing Guoqiang is now a Variable Interest Entity ("VIE").

                 As a wholly-owned subsidiary of China Lithium Technologies, the consolidated financial statements of Sky Achieve, Inc. will be further consolidated with the financial statements of China Lithium Technologies in future filings. For that reason, the financial statements of Beijing Guoqiang and Sky Achieve have been filed with this Report, and the discussion below concerns the financial condition and results of operations of Sky Achieve and Beijing Guoqiang.

RESULTS OF OPERATIONS

Year Ended June 30, 2010 compared to Year Ended June 30, 2009

Total Net Revenues

Total revenues for the year ended June 30, 2010 were $14,089,484 as compared to total revenues of $10,962,927 for the year ended June 30, 2009, an increase of $3,126,557 or approximately 28.52%. The increase of revenues was due to our success in marketing our new products and developing additional customers during the year ended June 30, 2010. We did a product adjustment at the beginning of this fiscal year. We stopped manufacturing two products because of their low profit margin due to the oversupply of similar products in the market. We began to manufacture two new products with high profit margin and high market demand, which are 5kw chargers and 3kw chargers. Meanwhile, during the year ended June 30, 2010, we developed 4 new customers. The four new customers are: Guangzhou Chuangxin Power Technologies, Inc; Tianjin Chenxing Scooter Company; Beijing Lianneng Charger Technologies, Inc; and Hebei Xinda Vehicle, Inc. In aggregate, the revenues from the four new customers contributes 8.9% of the total revenue of the fiscal year ended June 30, 2010.

Cost of Goods Sold

Cost of goods sold included direct material cost and direct labor cost. For the year ended June 30, 2010, our total cost of goods sold amounted to $9,568,363 or approximately 67.91% of revenues as compared to cost of goods sold of $7,989,327 or approximately 72.88% of revenues for the year ended June 30, 2009. The decrease in cost of goods sold as a percentage of total revenue was primarily due to our products adjustment and the new cost management. The percentage didn't show a big decrease is because our manufacture size is getting bigger and the direct labor cost raise not only for more employees we hire but also the Chinese government's new regulation increased the average wage.

Gross Profit

Gross profit for the year ended June 30, 2010 was $4,521,121 or 32.09% of revenues, as compared to $2,973,600 or 27.12% of revenues for the year ended June 30, 2009. The increase in gross profit margin was attributable to the decrease in cost of sales as a percentage of revenue. The increase in the gross profit is also attributable to our production and marketing of two of our new products with higher profit margins. Because of the high market demands, the sales prices for those two new products are high, and that makes us almost 40% gross profit from them. We expect our gross profit margin to remain in its current level with slight growth in the future.

Operating Expenses

Total operating expenses for the year ended June 30, 2010 were $1,255,993, an increase of $586,341 or approximately 87.56%, from total operating expenses in the year ended June 30, 2009 of $669,652. This increase included the following:

For the year ended June 30, 2010, the manufacturing expenses amounted to $250,037 as compared to $112,022 for the fiscal year of 2009, an increase of $138,015 or approximately 123.20%. The manufacturing expenses include low value consumables, equipment maintenance, plant management cost. For the fiscal year 2010, we expanded our manufacture size, which almost doubled of the manufacture size of the year ended June 30, 2009. Amortization of our intangible assets and depreciation on our fixed assets are included in this part too.

For the year ended June 30, 2010, we made substantial efforts in our research and development. First of all, in October 2009, we established our second research center in Hangzhou, Zhejiang province in China which mainly focuses on the research and development on battery protecting and management system. Second, we were developing a new product - customizable high capacity lithium-ion battery module, upon request of a special order from a customer, which has a large market potential demand. Lastly, we improved the function and the quality of our current products, such as adding a coulometer display to the management system.

For the year ended June 30, 2010, sales expenses amounted to $419,547 as compared to $258,791 for the fiscal year of 2009, an increase of $160,756 or approximately 62.12%. For the year ended June 30, 2010, we signed two advertisement contracts to advertise our products. The total advertising fee is about $100,000. We also engaged additional3 senior salesmen whohave brought us 4 new customers during the year ended June 30, 2010.

For the year ended June 30, 2010, general and administrative expenses were $471,414 as compared to $255,703 for the fiscal year of 2009, an increase of $215,711 or approximately 84.36%. This increase was due to the establishment of our New York office in 2010 and the second research center in Hangzhou in October 2009.. The wages and salary and benefit for employees work in all the general and administrative departments are also part of our expenses. The Chinese government increased the minimum wage and salary level by approximately 20%,.

Income from Operations

We reported income from operations of $3,265,128 for the year ended June 30, 2010 as compared to income from operations of $2,303,948 for the year ended June 30, 2009, an increase of $961,180 or approximately 41.72%.

Other Expense and (Income)

For the year ended June 30, 2010, total other expense amounted to $1,324 as compared to other expense of $798 for the year ended June 30, 2009, an increase of $526.

During the fiscal year 2009, we have a short term loan of $100,000, and we paid $7,830 interest income by 7.83% interest rate on it. The loan was paid back at the beginning of the year ended June 30, 2010.

Income Taxes

For the year ended June 30, 2010, our income tax expense was $837,486 as compared to income tax expense of $574,229 for the year end June 30, 2009. The income tax rate is 25% for our industry in China.

Net Income

As a result of these factors, we reported net income of $2,428,966 for the year ended June 30, 2010 as compared to net income of $1,722,687 for the year ended June 30, 2009. This translated to basic and diluted net income per common share of $0.12, $20,159,811 and $1.72, $1,007,936 for the years ended June 30, 2010 and 2008, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $27,207 for the year ended June 30, 2010 as compared to $7,993 for the fiscal year of 2009. This non-cash gain increased our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had comprehensive income for the year ended June 30, 2010 of $2,456,173, compared with $1,730,680 for the year ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at June 30, 2010, we had no long term debts.

Our working capital at June 30, 2010 totaled $5,156,264, an increase of $2,432,468 or 89.3% from our $2,723,796 in working capital as of June 30, 2009. At June 30, 2010 and 2009, we had a cash balance of $2,761,427 and $407,333, respectively.

As of June 30, 2010, our accounts receivable, net of allowance for doubtful accounts, was $4,054,189 as compared to $2,404,088 as of June 30, 2009, an increase of $1,650,101. The exploration of new customers and the good sales performance contributed to the increase in both cash and accounts receivable.

As of June 30, 2010, our inventories totaled $786,013, as compared to $2,567,320 as of June 30, 2009, a decrease of $1,781,307. This change was attributed to success in our sales of our products during the year ended June 30, 2010, aswe optimized our inventory management. Under the new "ABC inventory management", some of the products achieved lowest inventories or even zero inventories. We manufactured according to the contract that we signed with the purchasers. We expect our inventory will maintain at its current level in the near future.

As of June 30, 2010, our advances to suppliers was $12,297 as compared to $785 as of June 30, 2009, an increase of $11,512. The increase was primarily attributable to the increase in manufacturing size and purchase orders, which needed more raw materials from the suppliers.

As of June 30, 2010, our Prepaid Expenses was $68,169 as compared to $106,476 as of June 30, 3009, a decrease of $38,307. The decrease was primarily attributable to the long-term depreciation adjustment. We adjusted the long-term depreciation into fixed assets.

As of June 30, 2010, we had a property and equipment, net of accumulated depreciation, of $261,811 as compared to $116,426 as of June 30, 2009, an increase of $145,385. The increase was primarily attributable to the increased purchases of approximately $136,898 for our Guangzhou plant. On the other hand, there is long-term depreciation adjusted into this account.

As of June 30, 2010, we had intangible assets, net of accumulated amortization, of $72,907 as compared to $80,101 as of June 30, 2009, which remained the same level.

As of June 30, 2010, we had accounts payable of $1,832,512 as compared to $1,819,740 as of June 30, 2009.

As of June 30, 2010, we had Payroll payable of $57,186 as compared to $34,123 as of June 30, 2009, an increase of $23,063. The increase in payroll payable was primarily due to the increased number of employees and the Chinese government's new regulation on the increase of the average salary level.

As of June 30, 2010, we had a taxes payable of $310,989 as compared to $174,998 as of June 30, 2009, an increase of $135,991. The increase in the taxes payable was mainly due to three reasons:
1.	The added value of products increased, which lead to the raise of the value-added tax.
2.	The profit increased, so the amount of company's income tax increased.
3.	The payroll tax increased under the Chinese government's new regulation.

As of June 30, 2010, we had no interest payable as compare to $32,732 as of June 30, 2009. In the fiscal year 2009, we have short-term debt and we paid the interest. We pay off the short-term debt in fiscal year 2010, and there is no interest needed to be paid any more.

At June 30, 2010, we had a $83,492 loan from shareholder as compared to $381,334 at June 30, 2009, a decrease of $297,842. The loan was mainly from Mr. Liu, our CEO. We expect to pay back most of the loans to him in the near future.

Net cash provided by operating activities for the year ended June 30, 2010 was $2,728,015 as compared to net cash provided by operating activities of $763,205 for the year ended June 30, 2009. For the year ended June 30, 2010, net cash provided by operating activities was primarily attributable to an increase in net income of $2,428,966, an increase in adjustments to depreciation and amortization expense of $79,582, an increase in accounts receivable of $1,650,101, a decrease in inventories of $1,781,307, a decrease in prepaid expenses of $38,308, an increase in other current assets of $35,626, an increase in accounts payable of $12,771 and accrued expenses of $15,188, an increase in tax payables of $135,991, an increase in payroll payable of $23,063 and an decrease in interest payable of $32,732, and increase in warrant of $50,773, with an decrease in other account payable of $118,378. For the year ended June 30, 2009, net cash provided by operating activities was primarily attributable to an increase in accounts receivable of $1,539,295, an increase in inventories of $199,629, an increase in prepaid expenses of $65,075 and other current assets of $13,628, an increase in accounts payable of $958,692 and accrued expenses of $15,043, an increase in taxes payable of $41,206, an increase in payroll payable of $138 and an increase in interest payable of $8,273, and increase in warrant of $110,117, with an decrease in other account payable of $317,440. and the add back of net income of $1,722,687, adjustments to depreciation and amortization of $39,793.

Net cash used in investing activities for the year ended June 30, 2010 amounted to $226,268. For the year ended June 30, 2010, net cash used in investing activities was attributable to the purchase of property and equipment of $223,292, and the installments on intangible assets of $2,975. Net cash used in investing activities for the year ended June 30, 2009 was $20,712 and was attributable to the purchase of property and equipment of $20,082, and the purchase of intangible assets of $630.

Net cash used in financing activities was $115,356 for the year ended June 30, 2010. For the year ended June 30, 2010, net cash used in financing activities was attributable to repayment to shareholder's loan of $229,842. Net cash provided by financing activities was attributable to capital contribution of $114,486. Net cash used in financing activities was $596,643 for the year ended June 30, 2009 and was mainly attributable to the repayment to shareholder's loan of $305,598 and repayment to short term loan of $291,045.

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

                 The audited financial statements of China Lithium Technologies for the fiscal year endedJune 30, 2010 is filed herein with and discussed in this Form 10k Report. The accounting effect of the Entrusted Management Agreements entered into on January 05, 2010 is to cause the balance sheets and financial results of Beijing Guoqiang for the years ended June 30, 2010 and 2009 to be consolidated with those of Sky Achieve, with respect to which Beijing Guoqiang is now a Variable Interest Entity ("VIE"). Also as a wholly-owned subsidiary of China Lithium Technologies, the consolidated financial statements of Sky Achieve, Inc. and Beijing Guoqiang will be further consolidated with the financial statements of China Lithium Technologies. For that reason, the audited financial statements of Beijing Guoqiang and Sky Achieve for the year ended June 30, 2010 and 2009 have been filed and discussed with this Report.

CHINA LITHIUM TECHNOLOGIES, INC.

FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-2 - F-3
CONSOLIDATED STATEMENTS OF INCOME	F-4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6 - F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Lithium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of China Lithium Technologies, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of income, consolidated stockholders' equity and consolidated comprehensive income, and consolidated cash flows for each of the years ended. China Lithium Technologies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Lithium technologies, Inc. as of June 30, 2010 and 2009, and the results of its consolidated operations and its consolidated cash flows for each of the year in the two-year ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

P.C.LIU, CPA, P.C./pcliucpapc
Flushing, NY

August 31, 2010

CHINA LITHIUM TECHNOLIGIES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$2,761,427	$407,333
Accounts Receivable-net	4,054,189	2,404,088
Other Accounts Receivable	48,621	24,507
Advanced to suppliers	12,297	785
Inventory	786,013	2,567,320
Prepaid Expenses	68,169	106,476
Total Current Assets	7,730,716	5,510,510

Plant & Equipment, net	261,811	116,426
Patent and other intangibles, net	72,907	80,101

Total Assets	8,065,434	5,707,037

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLIGIES, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

	2010	2009
Current Liabilities:
Accounts Payable	1,832,512	1,819,740
Advance from customers	3,329	4,426
Payroll payable	57,186	34,123
Tax Payable	310,989	174,998
Other Accounts Payables	4,495	122,873
Interest Payables	-	32,732
Accrued expenses	45,074	29,886
Loan from shareholders	83,492	381,334
Warrenty	237,374	186,601

Total Current Liabilities	2,574,452	2,786,714

Long-Term Liabilities:
Long Term Loan	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	2,574,452	2,786,714

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 authorized 0 shares issued and outstanding	-	-
Common Stock, par value $0.001, 780,000,000 authorized 1,007,945 shares issued and outstanding as of June 30, 2009	-	1,008
additional 19,151,872 shares issued as of March 31, 2010 20,159,811 shares issued and outstanding as of June 30, 2010	20,159	-
Additional Paid in Capital	252,771	157,436
Reserved Funds	467,186	-
Accumulated other comprehensive income	98,594	71,387
Retained Earnings	4,652,272	2,690,492
Total Stockholders' Equity	5,490,982	2,920,323

Total Liabilities and Stockholders' Equity	$8,065,434	$5,707,037

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Revenues	$14,089,484	$10,962,927

Cost of Goods Sold	9,568,363	7,989,327

Gross Profit	4,521,121	2,973,600

Operating Expenses:
Manufacturing Expenses	250,037	112,022
R & D Expenses	114,995	43,135
Sales Expenses	419,547	258,791
General and Administrative Expenses	471,414	255,703

Total Operating Expenses	1,255,993	669,652

Income from Operations before other Income and (expenses)	3,265,128	2,303,948
Other Expense and (Income):
Financial Expenses	-	7,830
Other Income	(1,324)	(798)
Total Other Income and (Expense)	(1,324)	7,032

Income Before Income Taxes	3,266,452	2,296,916

Provision For Income Taxes	837,486	574,229

Net Income	2,428,966	1,722,687

Other Comprehensive Items:
Unrealized Gain on Foreign Currency Translation	27,207	7,993
Net Comprehensive Income	$2,456,173	$1,730,680

Earnings Per Common Share-Basic and Diluted	0.12	1.72

Weighted Average Common Share - Basic and Diluted	20,159,811	1,007,936

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

JUNE 30, 2010

	Preferred Stock		Common Stock		Additional	Accumulated Other				Total
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Income	Retained Earnings	Reserved Funds	Comprehensive Income	Stockholders' Equity
Balance- June 30, 2007	-	-	-	$129,340	$-	$355	$(213,983)	-	-	$(84,288)
Additional Paid in Capital					29,104					29,104
Comprehensive income
Net income for the year							1,181,788		1,181,788	1,181,788
Other comprehensive income, net of tax
Foreign currency translation adjustment						63,039			63,039	63,039
Comprehensive income									1,244,827
Balance - June 30, 2008			-	129,340	29,104	63,394	967,804			1,189,643
Comprehensive income consolidation adjustment				(129,340)	(29,104)					(158,444)
Issuance of common stock			1,007,936	1,008	157,436					158,444
Net income for the year							1,722,687		1,722,687	1,722,687
Other comprehensive income, net of tax
Foreign currency translations adjustment						7,993			7,993	7,993
Comprehensive income									1,730,680
Balance - June 30, 2009			1,007,936	1,008	157,436	71,387	2,690,492			2,920,323
Issuance of common stock			19,151,875	19,151	72,352					91,503
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency adjustment						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010			20,159,811	20,159	229,788	98,594	4,652,272	467,186		5,467,999

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Cash Flows From Operating Activities:	2010	2009

Net Income	$2,428,966	$1,722,687
Adjustments To Reconcile Net Income To Net Cash
Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	79,582	39,793
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,650,101)	(1,539,295)
Inventories	1,781,307	(199,629)
Prepaid Expenses	38,308	(65,075)
Advanced to Suppliers	(11,512)	(58)
Other Accounts Receivables	(24,114)	(13,638)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	12,771	958,692
Advance from customers	(1,097)	2,391
Taxes Payable	135,991	41,206
Payroll payable	23,063	138
Interest Payable	(32,732)	8,273
Warrent	50,773	110,117
Other Account Payable	(118,378)	(317,440)
Accrued Expenses and Other Payables	15,188	15,043

Net Cash (Used) Provided by Operating Activities	2,728,015	763,205

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(223,292)	(20,082)
Purchases of Intangible Assets	(2,975)	(630)

Net Cash Used in Investing Activities	(226,268)	(20,712)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Cash Flows From Financing Activities:	2010	2009

Loan from /(Repayment) to Shareholder	(229,842)	(305,598)
Capital Contribution	114,486	-
Repayment to Short Term Loan	-	(291,045)

Net Cash (Used) Provided by Financing Activities	(115,356)	(596,643)

Effect of exchange rate changes on cash and cash equivalents	(35,701)	(3,208)

Increase in Cash and Cash Equivalents	2,354,094	142,642

Cash and Cash Equivalents -Beginning Balance	407,333	264,691

Cash and Cash Equivalents - Ending Balance	$2,761,427	$407,333

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

Interest Paid	32,732	-

Income Taxes Paid	$837,963	$493,444

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and changed its name to PI Services, Inc., which became effective January 12, 2009. After the merger, PI services, Inc. changed its name to China Lithium Technologies, Inc. (the "Company") to reflect the reverse merger.

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

Effective on or after June 2, 2010, a reverse stock split occurs., as a result of which each two point two (2.2) issued and outstanding shares of Common Stock ("old") of the Corporation be reclassified and converted into one (1) share of the Corporation's Common Stock ("new").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying audited consolidated financial statement has been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the year ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full years.

Principles of consolidation
The accompanying audited consolidated financial statements include its wholly owned subsidiaries, Beijing GuoQiang Global Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to suppliers
The Company makes few advances to certain vendors for inventory purchases. The advances to suppliers were $12,297 and $785 as of June 30, 2010 and June 30, 2009 respectively.

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

Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $9,828 as of June 30, 2010 and June 30, 2009 respectively.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of goods sold
Cost of goods sold consists primarily of material, and related expenses, which are directly attributable to the production of products. The company represents cost of goods sold and manufacturing expenses separately in the income statement.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2010 and 2009, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

June 30, 2009
Balance sheet	RMB 6.8259 to US $1.00
Foreign currency translation (continued)
Statement of income and other comprehensive income	RMB 6.8259 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2010.

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

Intangible assets
Intangible assets mainly consist of patents. Patents has being amortized using the straight-line method over the 10 years. Other intangible assets have being amortized using the straight-line method over the 5 years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting standards
In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.

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

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. INVENTORIES

The components of inventories at June 30, 2010 and June 30, 2009 are as follows:

	30-Jun-10	30-Jun-09
Raw materials	$440,027	$1,774,234
Work in progress for sales	$90,428	$529
Finished goods	$253,827	$790,034
Low value items	$1,731	$2,523
Total	$786,013	$2,567,320

As of June 30, 2010 and 2009, the Company has not recorded any reserve for inventory obsolescence.

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

4. PROPERTY AND EQUIPMENT

	Jun -10	Jun-09
Building and improvement	$41,859	$0
Machinery and equipment	307,249	124,480
Motor Vehicle	29,460	29,300
Less: Accumulated Depreciation	(116,757)	(47,182)
Construction in progress	-	9,828

Total property & equipment, net	261,811	116,426

Depreciation expenses for year ended June 30, 2010 and 2009 were $69,021 and 29,533 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of June 30, 2010 and June 30, 2009 comprised of the following:

	June 2010	June 2009
Intangible Assets	$106,719	$103,180
Less: Accumulated Amortization	(33,811)	(23,079)

Intangible Assets, net	$72,907	$80,101

Amortization expenses for year ended June 30, 2010 and 2009 were $10,561 and $10,260 respectively.

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As June 30, 2010 and June 30, 2009, accounts receivable and allowance for doubtful account as follow:

	June 2010	June 2009
Accounts receivable	$4,201,211	$2,475,997
Less allowance for doubtful accounts	(147,022)	(71,908)
	$4,054,189	$2,404,088

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

6. ACCOUNTS RECEIVABLE (continued)

The net accounts receivable was increased from $2,404,088 to $4,054,189 from July 2009 to June 2010. The reason for the increase is due to the increase in revenue and new customers were introduced with large sales amount.

7. ACCOUNTS PAYALBE

The Company has accounts payable related to the purchase of inventory. The amount of $ 1,832,512 and $1,819,740 as of June 30, 2010 and 2009 respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES AND OTHER PAYABLE

	June 2010	June 2009

Other Payable	$4,495	$122,873
Accrued Expenses	45,074	29,886

	$35,583	$152,759

9. WARRENTY ACCRUAL

The company accrued approximately 1% of the sales amount to secure the goods sold for repairing and changing. The warranty period is 2 years. If the goods sold have no quality problems within 2 years, the company will not pay any compensation and reverse the warrantee accrued. As of June 30, 2010 and 2009, the accrual was $237,374 and $186,601 respectively.

For the 12 months ended June 30, 2010, the company paid $33,826 directly for compensation. Also, the company accrued $141,076 guarantee totally for the sales and reversed $57,680 for goods sold with good quality during last 2 years.

10. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the Company is generally subject to an income tax at effective rate of 25% from Jan 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. The provisions for income taxes for the years ended June 30, 2010 and 2009 were as follows:

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

10. INCOME TAXES

	Jun-10	Jun-09

Current	$837,486	$574,229
Deferred	-	-

Total	$837,486	$574,229

11. SEGMENT INFORMATION

Segment revenue for the years ended June 30, 2010 and 2009 was as follows:

Revenue	30-Jun 2010	30-Jun 2009
Battery Safety System	8,404,660	7,461,318
Module of Battery	1,470,849	331,165
Patch of Battery	1,632,175	2,274,690
Electronic MV	1,211,820	895,754
Power	1,290,470	-
Charger	79,510	-
Consolidated	14,089,484	10,962,927

Segment operating income for years ended June 30, 2010 and 2009 was as follows:

Operating Income	30-Jun 2010	30-Jun 2009
Battery Safety System	2,099,375	2,056,185
Module of Battery	413,842	63,060
Patch of Battery	27,873	90,380
Electronic MV	87,634	94,323
Power	611,936	-
Charger	24,468	-
Consolidated	3,265,128	2,303,948

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

Concentration of credit risk

Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2010 and 2009, substantially all of the Company's cash and cash equivalents were held by major banks which located in the PRC. The Company's management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of Accounts Receivable as follows:

	2010		2009
Customer Name	Amount	%	Amount	%
Beijing Anhualianhe Co., Ltd	275,539	6.56%	-	0.00%
Beijing Renxinyu Trading Co., Ltd	474,070	11.28%	84,753	3.42%
Yangguangsanwei Electronic Appliance Co., Ltd	258,880	6.16%	5,418	0.22%
Beijing Ziqiangfa Technology Co., Ltd	256,231	6.10%	49,388	1.99%
Beijing Jiruiyueda Electronic Facility Co., Ltd	349,617	8.32%	-	0.00%
Guangzhou Chuangxin Power Technology Co., Ltd	413,795	9.85%	-	0.00%

The major vendors which represented more than 5% of Accounts Payable as follows:

	2010		2009
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	1,593,055	86.93%	1,462,803	80.39%
Guangzhou Fanyubaiyun Electronic Co., Ltd	98,574	5.38%	-	0.00%

CHINA LITHIUM TECHNOLOGIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

Concentration of credit risk (continued)

The major clients which represented 5% and more of the total sales for the year end June 30, 2010 and 2009 are as follows:

	2010		2009
Customer Name	Amount	%	Amount	%
Guangzhou Chuangxin Power Technology Co., Ltd	696,983	4.96%	-	0.00%
Yangguangsanwei Electronic Appliance Co., Ltd	931,367	6.62%	943,450	8.61%
Tianjin Dongfang Weier Technology Co., Ltd	683,181	4.86%	864,861	7.89%
Beijing Fuerxuan Technology Co., Ltd	649,665	4.62%	815,219	7.44%
Beijing Ziqiangfa Technology Co., Ltd	842,380	5.99%	576,399	5.26%
Beijing Renxinyu Trading Co., Ltd	1,018,604	7.24%	691,245	6.31%
Beijing Anhualianhe Co., Ltd	954,797	6.79%	583,005	5.32%
Hebei Shijihengxing Electronic Technology Co., Ltd	819,221	5.83%	500,276	4.56%

The major vendors which represented more than 5% of the total purchases for the year ended June 30, 2010 and 2009.
	2010		2009
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Co., Ltd	6,713,349	88.54%	7,479,764	92.74%
Guangzhou Fanyu Baiyun Electricity Co., Ltd	397,352	5.24%	-	0.00%

13. COMMITMENTS

The Company leases office and warehouse space under operating leases which expire at various dates through September 2014. Future minimum rental payments are approximately as follows:

Year Ending June 30,
2010	$71,900
2011	124,000
2012	119,000
2013	61,000
2014	44,000
$419,900

Rent expense for the years ended June 30, 2010 and 2009 was approximately $110,300 and $53,400, respectively.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we were considered as a shell company and there were no disclosure controls and procedures effective during the year of 2009. After March 25, 2010, we acquired an operating entity and adopted the Disclosure Controls and Procedures set by the new Management.

Based on our evaluation as of September 20, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of September 20, 2010. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 'Internal Control - Integrated Framework'. Our management has concluded that, as of September 20, 2010, our internal control over financial reporting is effective based on these criteria.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within China Lithium Technologies, Inc. have been detected.

ITEM 9B.	Other Information

None.

PART III.
ITEM 10.	Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following are the officers and directors of China Lithium Technologies. All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. We believe that each officer and director has the experience, qualifications, attributes and skills necessary to serve on the Board or as an officer because of his academic background, knowledge in the battery industry and in business generally. Officers serve at the pleasure of the Board of Directors.

Name	Age	Positions with the Company

Kun Liu	34	Chairman, CEO

Chunping Fong	54	Chief Financial Officer

Fang Ai	30	Chief Technology Officer

Jijun Zhang	31	Vice President and Director

Qiang Fu	33	Director

Chengzhou Xu	61	Chief Engineer

Mr. Kun Liu	Chairman and CEO. Mr. Liu is the founder of Beijing Guoqiang and has been the Chairman of the Company since 2007. From 2004 to 2006, he was president in Beijing Ulong Runsheng S&T Development Co.,Ltd. a company engaged in manufacturing related battery products like protected board, charger, etc. From 2002 to 2004, he was general manager in Tianjin Runyi S&T Development Co., Ltd. a company engaged in research and development of power Li-thium batteries. Mr. Liu has a Master of Engineering of Industry Engineering Department in Tsinghua University.

Ms. ChunPing Fong	Chief Financial Officer. Ms. Fong has worked for Beijing Guoqiang since 2008. From 1993 to 1998, she was financial officer and deputy audit officer in Beijing Printing Group a company engaged in printing industry. From 1986 to 1992, she was deputy factory director in Beijing Grand View Garden Industrial Arts Factory a company engaged in industrial art and from 1976 to 1985 she was financial officer in Beijing Machine Factory a company engaged in metallurgy industry. She has a bachelor's degree graduated from Beijing Technology and Business University majored in accounting.

Mr. Fang Ai	Chief Technology Officer..Mr. Ai has worked for Beijing Guoqiang since 2008. From 2007 to 2008, he was business manager in Tongfang Integrated Circuit Co., Ltd. a company engaged in digital information and security system. From 2003 to 2007, he was associate general engineer in Hengxin China Holding Co., Ltd., one of the largest digital television's chip designer and manufacturer in China. Mr. Ai has a Master of Engineering of Electronic Message Engineering System in Beijing Information S&T University.

Mr. JiJun Zhang	Vice President and Director. Mr. Zhang has worked for Beijing Guoqiang since 2009. From 2008 to 2009, he was office chief in Beijing Fuqiang Global Consulting Co., Ltd. a consulting company. From 2006 to 2008, he taught at Hebei Normal University. From 2004 to 2005, he was training manager in Beijing JSD Management Consulting Co., Ltd, a company engaged in financial consultation. . Mr. Zhang has a Master's degree graduated from Hebei University of Economics & Business in the major of administration management.

Mr. ChengZhou Xu	Chief Engineer. Mr. Xu has worked for Beijing Guoqiang since 2007. He worked at Zhejiang Fujitec a company engaged in manufacturing product lines as a general engineer from 2002 to 2003 and was general engineer at Zhejiang Philips a company engaged in electrical wiring industry from 1997 to 2002. He was general engineer at Henan Huaxia Electric Group a company engaged in the manufacture and distribution of electric products. From 1994 to 1996 and general engineer and director in Illumination Company of Hainan Asian Pacific Group a company engaged in research and development of traditional electrical and light power. Mr. Xu has a bachelor's degree from Shanghai University of Technology in the major of communication and electronic engineering.

Qiang Fu	Director. Mr. Fu became our director in March, 2010. Mr. Fu is also the Chairman of the Board and CEO of China Digital Animation Development, Inc. a company engaged in the business of digital animation production, financial information services, and cultural productions in China. He has been employed since 2003 as the President of Heilongjiang Science & Technology Development Co., Ltd., the subsidiary of China digital Animation in China, which is engaged in the business of developing software and information technology networks. In 1998 Fu Qiang obtained a certificate for attending the Business Administration Training Program by Qinghua University and in 1996 he earned a Bachelor's Degree in Law from Heilongjiang Public Administration Institute.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.
For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership.

All officers and directors owning shares of common stock have filed the required reports under Section 16(A) of the Act.

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

On March 4, 2010, we entered into a reverse acquisition transaction with Sky Achieve and Beijing Guoqiang that was structured as a share exchange and in connection with that transaction; Mr. Liu became the Chairman and President. Prior to the effective date of the reverse acquisition, Mr. Liu served at Beijing Guoqiang as the Chairman. The annual, long term and other compensation shown in this table include the amount Mr. Liu received from Beijing Guoqiang prior to the consummation of the reverse acquisition.

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers who served on our board of directors.

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kun Liu, CEO	2010	$17,647	-	-	-	-	-	-	$17,647
	2009	$17,647	-	-	-	-	-	-	$17,647
	2008	$17,647	-	-	-	-	-	-	$17,647

Xin Xu (1)	-	-	-	-	-	-	-	-	-
	2009	$14,700	-	-	-	-	-	-	$14,700
	2008	$14,700	-	-	-	-	-	-	$14,700

Chunping Fong, CFO	2010	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700
	2008	$14,700	-	-	-	-	-	-	$14,700

(1) Xin Xu resigned as the CEO on July 15, 2010 for personal reasons. On the same day, Kun Liu, the Registrant's President and Chairman of the Board of Directors, was appointed as the CEO by the Board of Directors. Please see the detailed information in the Form 8-K filed on July 18, 2010.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2010. As of June 30, 2010, none of our executive officers or directors owned any of our derivative securities.

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

The following table lists, as of September 20, 2010, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,159,811 shares of Common Stock issued and outstanding as of September 15, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class

Kun Liu(1)	5,514,503	27.4%

Jijun Zhang	0	0%

Qiang Fu (2)	5,000,000	24.8%

All officers and directors as a group (3 persons)(3)	20,159,811	52.2%
________________________________
(1) The address of Kun Liu are c/o with the Company at 15 West 39th Street Suite 14B, New York, NY 10018
(2) The address of Qiang Fu is 26 Shangzhi St West 13 Dao, Daoli District, Harbin, Heilongjiang Province, Chna.
(3) All shares are owned both of record and beneficially.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.	Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

In July 2007, the Company issued 354,797 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. On September 30, 2007 the Company issued 540,000 shares of its common stock to two former directors and officers of the Company for a $6,116 cash payment. During the year ended December 31, 2008, the two former directors and officers of the Company advanced the Company an additional $13,884 in exchange for 1,233,984 additional shares of common stock following the increase in the Company's authorized capital effective January 12, 2009. The shares were issued on January 31, 2009.

In 2010, 2009, 2008 and 2007, Beijing Guoqiang entered into supply contracts of lithium-ion battery cell with Heilongjiang Zhongqiang, our major supplier. Our purchases from Heilongjiang Zhongqiang accounted for 88.54% and 92.74%, respectively of our total purchase during the year ended June 30, 2010 and 2009. One of our directors, Fu Qiang's father, Mr. Zhiguo Fu, is the CEO of Advanced Battery Technologies, Inc., which has exclusive control over the business of Heilongjiang Zhongqiang through entrusted management agreements. We believe that the terms of the supply contracts are fair as to our company and the prices of the lithium-ion battery cells are comparable to those produced by other lithium-ion battery cell manufacturers.

Beijing Guoqiang obtained a loan from its major stockholder - Mr. Kun Liu. As of June 30, 2009, the outstanding loan from Mr. Kun Liu was $83,492. The loan is interest free and due on demand. We expect to repay the loan by the end of fiscal year of 2011.

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

POTENTIAL CONFLICTS OF INTERESTS

Save as disclosed below and under the section "Interested Person Transactions", during the past three financial years:

a)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction to which we are a party.
b)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any company that carries the same business or similar trade which competes materially and directly with our existing business.
c)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any enterprise or company that is our major customer or supplier of goods or services.
d)	None of our directors, executive officers or controlling shareholder or their affiliates has had any interest, direct or indirect, in any material transaction we have undertaken within the last three years.

ITEM 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by P.C. Liu, the Company's current auditor, and Schumacher & Associates, Inc., the Company's former auditor, for the fiscal year ended June 30, 2010 and 2009:

Services (US$'000)	2010	2009
Audit Fees	$45,000	$30,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$45,000	$30,000

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

(b) Exhibits

Exhibit Number	Description
10-a	Share Purchase Agreement dated March 4, 2010 between Kun Liu and Michael Friess and Sanford Schwartz (Filed 8k with SEC on March 25, 2010)
10-b	Share Exchange Agreement dated February 12, 2010 between China Lithium Technologies, Inc. and Sky Achieve (Filed 8k with SEC on March 25, 2010)
10-c	Consulting Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-d	Operating Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-e	Equity Pledge Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-f	Option Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
10-g	Proxy Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (Filed 8k with SEC on March 25, 2010)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHINA LITHIUM TECHNOLOGIES, INC.

/s/ Kun Liu
Dated: September 28, 2010	Kun Liu, Chief Executive Officer and Chairman (Principal executive officer)

/s/ Chunping Fong
Dated: September 28, 2010	Chunping Fong, Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Kun Liu	Chairman/Director	September 28, 2010
Kun Liu

/s/ Jijun Zhang	Vice President/ Director	September 28, 2010
Jijun Zhang

/s/ Qiang Fu	Director	September 28, 2010
Qiang Fu