Form 10-Q
period 2010-09-30
China Lithium Technologies Inc.
filed 2010-11-22
CIK 888719

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q



[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

                          Commission File No: 000-53263

                        CHINA LITHIUM TECHNOLOGIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                        41-1559888
(State or other jurisdiction of                     (I.R.S. Employer ID No)
 incorporation or organization)


                15 West 39th Street Suite 14B, New York, NY 10018
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)


                   Registrant's telephone number: 212-391-2688


              -----------------------------------------------------
               Former name, former address and former fiscal year,

                         (if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ____ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ]          Accelerated filer [ ]
   Non-accelerated filer [ ]            Smaller reporting company  [X]
   (Do not check if a smaller
       reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


The number of shares of common stock, $0.001 par value per share, outstanding as of November 17, 2010 was 21,659,811.

                        CHINA LITHIUM TECHNOLOGIES, INC.
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED September 30, 2010


                                TABLE OF CONTENTS                           Page

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements                                               4

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         25

Item 3:    Quantitative and Qualitative Disclosures About Market Risk        34

Item 4:    Controls and Procedures                                           34

                           PART II - OTHER INFORMATION

Item 1:    Legal Proceedings                                                 35

Item 1A:   Risk Factors                                                      35

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds       35

Item 3:    Defaults Upon Senior Securities                                   35

Item 4:    Removed and Reserved                                              35

Item 5:    Other Information                                                 35

Item 6:    Exhibits                                                          35

                         CHINA LITHIUM TECHNOLOGIES, INC



                     FOR THE PERIOD ENDED SEPTEMBER 30, 2010

                                                                ---------------
                                                                     PAGE
                                                                ---------------

FINANCIAL STATEMENTS:

      CONSOLIDATED BALANCE SHEETS                                    5-6
      CONSOLIDATED STATEMENTS OF INCOME AND
           OTHER COMPREHENSIVE INCOME                                 7
      CONSOLIDATED STATEMENTS OF CHANGES
           IN STOCKHOLDERS' EQUITY                                    8
      CONSOLIDATED STATEMENTS OF CASH FLOWS                         9 & 10


NOTES TO FINANCIAL STATEMENTS                                      11 - 24

                        CHINA LITHIUM TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

      FOR THE PERIOD ENDED SEPTEMBER 30, 2010 AND YEAR ENDED JUNE 30, 2010



                                                   SEPTEMBER 30,      JUNE 30,
              ASSETS                                    2010            2010
                                                   -------------   -------------

Current Assets:
   Cash and cash equivalents                       $   2,498,846   $   2,761,427
   Accounts Receivable                                 5,049,839       4,054,189
   Other Accounts Receivable                              56,823          48,621
   Advanced to suppliers                                  21,704          12,297
   Inventory                                             672,412         786,013
   Prepaid Expenses                                       45,268          68,169
                                                   -------------   -------------
        Total Current Assets                           8,344,893       7,730,716
                                                   =============   =============


Plant & Equipment, net                                   258,710         261,811
Patent and other intangibles, net                         73,637          72,907
                                                   -------------   -------------

        Total Assets                                   8,677,240       8,065,434
                                                   =============   =============





                            " Continued on next page"





   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

      FOR THE PERIOD ENDED SEPTEMBER 30, 2010 AND YEAR ENDED JUNE 30, 2010




                                                   SEPTEMBER 30,      JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2010            2010
                                                   -------------   -------------

Current Liabilities:
   Accounts Payable                                    1,702,035       1,832,512
   Advance from customers                                  3,383           3,329
   Payroll  payable                                       56,022          57,186
   Tax Payable                                           247,137         310,989
   Other Accounts Payables                                 3,542           4,495
   Accrued expenses                                       45,808          45,074
   Loan from shareholders                                123,638          83,492
   Sales Guarantee Accrual                               275,749         237,374
                                                   -------------   -------------

        Total Current Liabilities                      2,457,314       2,574,452
                                                   =============   =============

Long-Term Liabilities:
   Long Term Loan                                           --              --
                                                   -------------   -------------
        Total Long-Term Liabilities                         --              --
                                                   -------------   -------------

                Total Liabilities                      2,457,314       2,574,452
                                                   -------------   -------------

Stockholders' Equity:
   Preferred Stock,  par value $0.001,
    20,000,000 authorized 0 share issued and
    outstanding 780,000,000 shares authorized,
    20,159,811 issued and outstanding                     20,159          20,159
   Additional Paid in Capital                            252,771         252,771
   Reserved Funds                                        467,186         467,186
   Accumulated other comprehensive income                197,279          98,594
   Retained Earnings                                   5,282,530       4,652,271
                                                   -------------   -------------
        Total Stockholders' Equity                     6,219,925       5,490,981
                                                   -------------   -------------

      Total Liabilities and Stockholders' Equity   $   8,677,240   $   8,065,434
                                                   =============   =============





   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

            FOR THE THREE MONTHS ENDED SEPTEMBER, 30, 2010 AND 2009


                                                        Three Months Ended
                                                           September 30,
                                                       2010            2009
                                                   ------------    ------------
Revenues                                           $  3,704,678    $  3,923,046
Cost of Goods Sold                                    2,400,654       2,920,031
                                                   ------------    ------------

Gross Profit                                          1,304,024       1,003,015
                                                   ------------    ------------

Operating Expenses:
     Manufacturing Expenses                              62,485          26,901
     R & D Expenses                                      20,320          10,715
     Sales Expenses                                     249,855          65,700
     General and Administrative Expenses                128,380         129,517
                                                   ------------    ------------

         Total Operating Expenses                       461,038         232,833
                                                   ------------    ------------

Income from Operations before other Income
         and (expenses)                                 842,985         770,181
                                                   ------------    ------------
Other Expense and (Income):
     Financial Expenses                                  (3,504)         228.91
     Other Expenses                                         182          (1,199)
                                                   ------------    ------------
         Total Other Income and (Expense)                (3,323)           (970)
                                                   ------------    ------------

Income Before Income Taxes                              846,308         771,152

Provision For Income Taxes                              216,048         192,788
                                                   ------------    ------------

Income After Provision for Income Taxes                 630,260         578,364

Other Comprehensvie Income;
     Unrealized Gain (loss) on
      Foreign Currency Translation                       98,685          35,423
                                                   ------------    ------------
Net Comprehensive Income                           $    728,945    $    613,787
                                                   ============    ============

Earnings Per Common Share-Basic and Diluted                0.03            0.03
                                                   ============    ============

Weighted Average Common Share -
 Basic and Diluted                                   20,159,811      20,159,811
                                                   ============    ============


   "The accompanying notes are an integral part of these financial statements"


                                                CHINA LITHIUM TECHNOLOGIES, INC.

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                   Preferred Stock      Common Stock                  Accumulated
                   ---------------  -------------------  Additional      Other                                             Total
                                                           Paid in   Comprehensive  Retained   Reserved  Comprehensive Stockholders'
                   Shares   Amount    Shares     Amount    Capital       Income     Earnings     Funds      Income         Equity
                   ------   ------  ----------  -------  ----------   -----------  ----------  --------   -----------   -----------
 Balance -
June 30, 2008        --       --    20,159,811  $20,159  $  252,771   $   (51,092) $  967,804      --            --     $ 1,189,642
Comprehensive
 Income
 Net income for
  the year           --       --          --       --          --            --     1,722,687      --       1,722,687          --
 Foreign currency
  translation        --       --          --       --          --           7,993        --        --           7,993          --
                                                                                                          -----------
Comprehensive
 Income              --       --          --       --          --            --          --        --       1,730,680          --
                   ------   ------  ----------  -------  ----------   -----------  ----------  --------                 -----------
 Balance -
  June 30, 2009      --       --    20,159,811   20,159     252,771       (43,099)  2,690,491      --            --       2,920,322
   Issuance of
   common stock
Comprehensive
 Income
   Net income        --       --          --       --          --            --     2,428,966      --       2,428,966     2,428,966
   Retained
    earning to
    reserved funds   --       --          --       --          --            --      (467,186)  467,186
   Foreign
    currency
    adjustment       --       --          --       --          --         141,693        --     141,693       141,693
                                                                                                          -----------
Comprehensive
 Income              --       --          --       --          --            --          --        --       2,570,659          --
                   ------   ------  ----------  -------  ----------   -----------  ----------  --------                 -----------
Balance -
 June 30, 2010       --       --    20,159,811   20,159     252,771        98,594   4,652,271   467,186          --       5,490,981
Comprehensive
 Income                                                                                                           --
   Net income for
    the three
    months           --       --          --       --          --            --       630,260      --         630,260       630,260
   Foreign
    currency
    adjustment       --       --          --       --          --          98,685        --        --          98,685        98,685
                                                                                                          -----------
Comprehensive
 Income              --       --          --       --          --            --          --        --         728,945          --
                   ------   ------  ----------  -------  ----------   -----------  ----------  --------                 -----------
Balance -
 September 30,
 2010                --       --    20,159,811  $20,159  $  252,771   $   197,279  $5,282,530  $467,186                 $ 6,219,925
                   ======   ======  ==========  =======  ==========   ===========  ==========  ========                 ===========
                                                                                                  A

footnote A (Reserved Funds):   Restricted retained earnings for the benefit of employees


   "The accompanying notes are an integral part of these financial statements"

          BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                          Three Months Ended
                                                             September 30,
Cash Flows From Operating Activities:                    2010           2009
                                                     -----------    -----------

Net Income                                           $   630,260    $   623,634
Adjustments To Reconcile Net Income To Net Cash
   Provided (Used) By Operating Activities:
   Depreciation and Amortization Expense                  20,659          7,000
(Increase) or Decrease in Current Assets:
   Accounts Receivable                                  (995,650)        28,625
   Inventories                                           113,601        774,671
   Prepaid Expenses                                       22,901         17,158
   Advanced to Suppliers                                  (9,407)           586
   Other Accounts Receivables                             (8,202)        (3,554)
Increase or (Decrease) in Current Liabilities:
   Accounts Payable                                     (130,477)        74,439
   Advance from customers                                     54          2,773
   Taxes Payable                                         (63,853)       170,447
   Payroll  payable                                       (1,164)         1,113
   Interest Payable                                         --          (32,732)
   Sales Guarantee Accrual                                38,375         28,496
   Other Account Payable                                    (953)      (117,699)
   Accrued Expenses and Other Payables                       734             41
                                                     -----------    -----------

         Net Cash (Used) Provided by
          Operating Activities                          (383,122)     1,574,997
                                                     -----------    -----------

Cash Flows From Investing Activities:

Short Term Investment                                       --         (586,800)
Purchases of Property and Equipment                      (11,178)        (3,890)
Purchases of Intangible Assets                            (2,091)          --
                                                     -----------    -----------

         Net Cash Used in Investing Activities           (13,269)      (590,690)
                                                     -----------    -----------





                            "Continued on next page"


   "The accompanying notes are an integral part of these financial statements"

          BEIJING GUOQIANG SCIENCE AND TECHNOLOGY DEVELOPMENT CO., LTD.

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008



                                                          Three Months Ended
                                                             September 30,
Cash Flows From Financing Activities:                    2010           2009
                                                     -----------    -----------




Loan from Shareholder                                     40,146           --
Repayment to Shareholder                                    --         (381,334)
                                                     -----------    -----------

         Net Cash (Used) Provided by
          Financing Activities                            40,146       (381,334)
                                                     -----------    -----------

Effect of exchange rate changes on
 cash and cash equivalents                                93,664          4,106
                                                     -----------    -----------

Increase in Cash and Cash Equivalents                   (262,581)       607,078

Cash and Cash Equivalents -Beginning Balance           2,761,427        407,333
                                                     -----------    -----------

Cash and Cash Equivalents - Ending Balance           $ 2,498,846    $ 1,014,411
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:

         Interest Paid                                      --      $    32,776
                                                     ===========    ===========
         Income Taxes Paid                           $   250,981    $   215,622
                                                     ===========    ===========





   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

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

On March 19, 2010 the Company acquired all of the outstanding capital stock of Sky Achieve Holdings, Inc. ("Sky Achieve"), a British Virgin Islands limited liability corporation registered in November 2009. There is no monetary involvement besides the stocks exchanged. The acquisition had been accounted for as a reverse merger under the recapitalization of accounting. Accordingly, Sky Achieve Holdings, Inc. was treated as the continuing entity for accounting purposes. Before the acquisition, Sky Achieve has no business activity but incurred some administration expenses.

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

Under the agreement of Consulting Services and Operating Agreement provided that Sky Achieve will be fully responsible for the management of Beijing Guoqiang, both financial and operational. Sky Achieve has assumed responsibility for the debts incurred by Beijing Guoqiang and for any shortfall in its registered capital. In exchange for these services and undertakings, Beijing Guoqiang pays a fee to Sky Achieve equal to the net profits of Beijing Guoqiang. In addition, Beijing Guoqiang pledges all of its assets, including accounts receivable, to Sky Achieve. Meanwhile, Beijing Guoqiang's shareholders pledged the equity interests of Beijing Guoqiang to Sky Achieve to secure the payment of the Fee.

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

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

Advances to suppliers
The Company makes few advances to certain vendors for inventory purchases. The advances to suppliers were $21,704 and $12,297 as of September 30, 2010 and June 30, 2010 respectively.

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

Impairment of Long-lived assets
The Company accounts for long-lived assets in accordance with ASC 360 "Accounting for the impairment of Disposal of Long-Lived Assets", which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement

Revenue recognition
The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Sales revenue is recognized when title and risks have passed, which is generally at the date of shipment and when collectability is reasonably assured.

The Company sells its products to the customers who have passed the Company's credit check. Sales agreements are signed with each customer. The purchase price of products is

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

fixed in the agreement. The company makes custom products based on sales agreements, so no returns are allowed. The Company warrants the product only in the event of defects for one year from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have been minimal. For the years ended December 31, 2009, 2008 and 2007, no such returns and allowances have been recorded. Should returns increase in the future it would be necessary to adjust estimates, in which case recognition of revenues could be delayed. Payments received before all of the relevant criteria for revenue recognition are recorded as advance from customers.

Product warranty
The Company provides product warranties to its customers that all equipment manufactured by it will be free from defects in materials and workmanship under normal use for a period of two years from the date of shipment. The Company's costs and expenses in connection with such warranties has been accrual. See note 9 for the minimal and during the period ended September 30, 2010 and June 30, 2010.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2010 and June 30, 2010, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

September 30, 2010
Balance sheet                                            RMB 6.6800 to US $1.00
Statement of income and other comprehensive income       RMB 6.7613 to US $1.00

June 30, 2010
Balance sheet                                            RMB 6.7889 to US $1.00
Statement of income and other comprehensive income       RMB 6.8180 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at September 30, 2010 and June 30, 2010

Fair value of financial instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, payroll and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

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

Recently issued accounting standards
In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of its

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

3. INVENTORIES

The components of inventories at September 30, 2010 and June 30, 2010 are as follows:

                                           September 30, 2010     June 30, 2010
                                           ------------------   ---------------
Raw materials                                        $209,129          $440,027
Work in progress                                      305,263            90,428
Finished goods                                        156,261           253,827
Low value items                                         1,759             1,731
                                           ------------------  ----------------
      Total                                          $672,412          $786,013
                                           ==================  ================

As of September 30, 2010 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY AND EQUIPMENT

                                           September 30, 2010     June 30, 2010
                                           ------------------   ---------------
Building and improvement                              $42,541           $41,859
Machinery and equipment                               322,961           307,249
Motor Vehicle                                          30,042            29,460
Less: Accumulated Depreciation                      (136,834)          (116,757)
                                           ------------------   ---------------
Total property & equipment, net                      $258,710          $261,811
                                           ==================   ===============

Depreciation expenses for quarter ended September 30, 2010 and September 30, 2009 were $18,360 and $7,000 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of September 30, 2010 and June 30, 2010 comprised of the following:

                                                Sep 2010              June 2010
                                           ------------------   ---------------
Intangible Assets                                    $110,549          $106,719
Less: Accumulated Amortization                        (36,912)          (33,811)

                                           ------------------   ---------------
Intangible Assets, net                                $73,637           $72,907
                                           ==================   ===============

Amortization expenses for quarter ended September 30, 2010 and 2009 were $2,550 and $0 respectively.

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As Sep 30, 2010 and June 30, 2010, accounts receivable and allowance for doubtful account as follow:

                                           September 30, 2010     June 30, 2010
                                           ------------------   ---------------

Accounts receivable                                $5,170,147        $4,201,211
Less allowance for doubtful accounts                 (120,308)         (147,022)
                                           ------------------   ---------------

                                                   $5,049,839        $4,054,189
                                           ==================   ===============

7. ACCOUNTS PAYALBE

The Company has accounts payable related to the purchase of inventory. The amount of $ 1,702,035 and $ 1,832,512 as of Sep 30, 2010 and June 30, 2010
respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES AND OTHER PAYABLE

                                           September 30, 2010     June 30, 2010
                                           ------------------   ---------------

Other Payable                              $            3,542   $         4,495
Accrued Expenses                                       45,808            45,074
                                           ------------------   ---------------

                                           $           49,350   $        49,569
                                           ------------------   ---------------
9. WARRENTY ACCRUAL

The company accrued approximately 1% of the sales amount to secure the goods sold for repairing and changing. The warranty period is 2 years. If the goods sold have no quality problems within 2 years, the company will not pay any compensation and reverse the warranty accrual. As of Sep 30, 2010 and June 30, 2010, the accrual was $275,749 and $237,374 respectively.

For the 3 months ended Sep 30, 2010, the company paid $2,337 directly for compensation. Also, the company accrued $36,844 guarantee totally for the sales.

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)

10. STOCKHOLDERS' EQUITY

As of September 30, 2010, 500,000,000 shares have been authorized and 20,159,811 shares are outstanding.

The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in this financial statement. Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated par value in the stockholders' equity section has been reduced accordingly.

11. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, the Company is subject to an income tax at effective rate of 25% from Jan 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. The provisions for income taxes for the period ended September 30, 2010 and year ended June 30, 2010 were as follows:

                                  September 30, 2010    June 30, 2010
                                  ------------------   ---------------
 Current                          $       216,048      $       837,486
 Deferred
                                  ------------------   ---------------
      Total Tax                   $       216,048      $       837,486
                                  ==================   ===============

12. SEGMENT INFORMATION

Segment revenue for the quarter ended Sep 30, 2010 was as follows:

                                  September 30, 2010   September 30, 2009
                                  ------------------   ------------------
 Battery Safety System                    $2,114,790           $2,317,285
 Module of Battery                           843,890              108,052
 Battery Pack                                 64,469              982,818
 Battery for Electronic Vehicle              269,759              514,891
 Power Supply                                326,821                    0
 Charger                                      84,948                    0
                                  ------------------   ------------------
        Consolidated                      $3,704,678           $3,923,046
                                  ==================   ==================

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)


13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2010 and June 30, 2010, substantially all of the Company's cash and cash equivalents were held by major banks which located in the PRC. The Company's management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of total Accounts Receivable as follows:

           Customer Name                       Sep, 2010           June, 2010
                                             Amount     %        Amount     %
                                            -------  ------     -------  ------

Beijing Anhualianhe Co., Ltd                372,532   7.21%     275,539   6.56%

Beijing Renxinyu Trading Co., Ltd           419,328   8.11%     474,070  11.28%
Yangguangsanwei Electronic
 Appliance Co., Ltd                         273,996   5.30%     258,880   6.16%
Beijing Ziqiangfa Technology Co., Ltd       259,460   5.02%     256,231   6.10%
Beijing Jiruiyueda Electronic
 Facility Co., Ltd                          429,731   8.31%     349,617   8.32%
Guangzhou Chuangxin Power
 Technology Co., Ltd                        537,659  10.40%     413,795   9.85%

                        CHINA LITHIUM TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2010
                                   (Unaudited)


The major vendors which represented more than 5% of total Accounts Payable as follows:


           Vendor Name                          Sep, 2010          June, 2010
                                             Amount      %       Amount      %
                                           ---------  ------   ---------  ------
Heilongjiang Zhongqiang Power Tech Ltd     1,425,686  83.76%   1,593,055  86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd     50,784   2.98%      98,574   5.38%

There were no major clients whose sales larger than 5% of the total sales for the quarter ended September 30, 2010.

The major vendors which represented more than 5% of the total purchases for the quarter ended Sep 30, 2010

           Vendor Name                          Sep, 2010
                                             Amount      %
                                           ---------  ------
Heilongjiang Zhongqiang Power Tech Ltd     1,353,854  61.10%
Beijing Anhualianhe Power Tech Co., Ltd      477,831  21.56%

14. SUBSEQUENT EVENT

On October 6, 2010, the Board of Directors voted on the Company's 2010 Stock Award Plan (the "Plan"), which provides that Three Million ( 3,000,000) shares of common stock in the Company (the "Shares") to be administered by the Board of Directors or by a Committee to be established by the Board.

One Million Five Hundred Thousand ("1,500,000") shares of the Company's common stock under the Plan to the employees were issued on October 14, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company's Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company's other SEC filings, including our annual report on Form 10-K for the year ended June 30, 2010.


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

OVERVIEW

We are holding company incorporated in the State of Nevada. Through our operating entity in China, we design, manufacture and market Polymer lithium-ion battery safety system, modules of battery, lithium-ion battery chargers and power supply, as well as other lithium-ion battery management devices essential to proper power utilization.

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

Acquisition of Achieve

       On March 19, 2010, the Company acquired all of the outstanding capital stock of Sky Achieve, a company organized under the laws of British Virgin Islands on November 5, 2009. It had no business activity from its inception until January 5, 2010. On January 5, 2010, Sky Achieve obtained control over the business of Beijing GuoQiang Global Science & Technology Development Co., Ltd, a PRC limited liability company ("Beijing Guoqiang"). Pursuant to the Variable Interest Agreements ("VIE Agreements") with Beijing Guoqiang and its shareholder, each of which has a term of ten years, Sky Achieve provides consulting and management services to Beijing Guoqiang, has exclusive control over Beijing its daily operations and financial affairs, appoints its senior executives, and approves all matters requiring shareholder approval. As a result of these contractual arrangements, the Company is the beneficiary of Beijing Guoqiang. Accordingly, we have consolidated Beijing Guoqiang's financial results, assets and liabilities in our financial statements since the execution of the VIE Agreements.

Change of Name and Reverse Split

Effective on June 2, 2010, we changed our name to China Lithium Technologies, Inc. and effectuated a reverse split of our common stock in the ratio of 1:2.2 (the "Reverse Split").

RESULTS OF OPERATIONS

The quarter Ended September 30, 2010 compared to the quarter Ended September 30, 2009 Total Net Revenues

Total revenues during the quarter Ended September 30, 2010 were $3,704,678 as compared to total revenues of $3,923,046 for the quarter Ended September 30, 2009, a slight decrease of $218,368 or approximately 5.57%. Specifically during the three months ended September 30, 2010 and 2009, net revenues consisted of the following:

                                     September 30, 2010    September 30, 2009
                                     ------------------    ------------------
 Battery Safety System                        2,114,790             2,317,285
 Battery Module                                 843,890               108,052
 Battery Pack                                    64,469               982,818
 Battery for Electrical Vehicles                269,759               514,891
 Power                                          326,821                     0
 Chargers                                        84,948                     0
                                     ------------------    ------------------

 Consolidated Total Revenue                $  3,704,678          $  3,923,046
                                     ==================    ==================

During the quarter ended September 30, 2010, as shown in the table above, we adjusted our product manufacturing structure during the three months ended September 30, 2010, compared to the same quarter of 2009. The revenues from battery safety system declined by 8.74% to $2,114,790 during the three months ended September 30, 2010, compared to $2,317,285 during the three months ended September 30, 2009. Meanwhile, during the three months ended September 30, 2010, the revenues from battery pack decreased to by 99% to $64, ,compared to $982,818 during the three months ended September 30, 2009, and likely the revenues from the battery for electrical vehicles decreased by 47.60% to $269,759 compared to the same quarter of 2009. However, during the three months ended September 30, 2010,the revenues from battery module increased by 681% to $843,890, compared to the three months ended September 30, 2009,and we produced two new types of products -- power supply and chargers during the three months ended September 30, 2010, which contributed to $326,821 and $84,948 revenues, respectively. We made the adjustment based on profit margin considerations. We decreased the production of battery pack and battery for electrical vehicles, because the margin on battery pack was only approximately 10%. The margins on battery safety systems and battery modules remained stable, which is 34%.The reason that we started the production and distribution of the power supply and charger since October, 2009, was because the margin on power supply was as high as 49%, and on the charger 25%, both of which are much higher than for the battery packs. As a result of the product adjustment, we were able to improve our profit margin to 35.2% during the three months ended September 30, 2010, compared to 25.6% during the three months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold included direct material cost and direct labor cost. During the quarter ended September 30, 2010, our total cost of goods sold decreased to $2,400,654, or by 17.78, compared to $2,920,031 during the quarter ended September 30, 2009. The decrease in the cost of goods was primarily due to the decrease of the revenues during the period under review.


Gross Profit

Despite the decrease in our revenues, our gross profit for the quarter ended September 30, 2010 increased by $301,009, or 30% to $1,304,024, as compared to $1,003,015 during the quarter Ended September 30, 2009. The increase in gross profit was a result of the improvement of our profit margin due to our products adjustments during the first quarter of 2010.

Operating Expenses

Total operating expenses during the quarter ended September 30, 2010 were $461,038, an increase of $228,205 or approximately 98.01%, compared to $232,833 during the quarter ended September 30, 2009 of. This increase was the result of the following:

                                               Sep 30, 2010       Sep 30, 2009
                                             ----------------   ----------------
Manufacturing Expenses                                 62,485             26,901

R & D Expenses                                         20,320             10,715
Sales Expenses                                        249,855             65,700
General and Administrative Expenses                   128,380            129,517
                                             ----------------   ----------------

Total Operating Expenses                           $  461,038         $  232,833
                                             ================   ================


During the quarter ended September 30, 2010, the manufacturing expenses amounted to $62,485 as compared to $26,901 during the three months ended September 30, 2009, an increase of $35,584 or approximately 132.28%. The manufacturing expenses include low value consumables, equipment maintenance, plant management cost. In October, 2009, we started the operation of our new plant in Guangzhou for the manufacturing of our two new products: power supply and chargers. The rent for the power supply and charger plant in Guangzhou was $8,000 during the first quarter of 2010.

During the quarter ended September 30, 2010, we almost doubled our R & D Expenses, an increase of $9,605 or approximately 89.64%, compared to the first quarter of 2009. The increase in the R&D expenses was primarily due to the commencement of the operation of our new research center in Hangzhou, Zhejiang province in China ("Hangzhou R&D Center") in October, 2009. This is the second research center, which mainly does the research and development on the battery protecting system and management system. The R&D expenses of Hangzhou R&D research center mainly included two parts: the labor costs and the research material costs. The R&D expenses in Hangzhou R&D Center has been approximately $18,000 for each quarter since October, 2009.

During the quarter ended September 30, 2010, sales expenses amounted to $249,855 as compared to $65,700 for the same period of 2009, an increase of $184,155 or approximately 280.3%. During the quarter ended September 30, 2010, we paid a part of the advertisement fee for the year of 2010, which was $62,000. We also paid the salesmen training expenses for 2010, which was $44,000. During the quarter Ended September 30, 2010, general and administrative expenses were $128,380 as compared to $129,517 for the fiscal year of 2009, a decrease of $1,137 or approximately 0.88%.

Income from Operations

We reported income from operations of $842,985 during the quarter ended September 30, 2010, as compared to income from operations of $770,181 for the quarter ended September 30, 2009, an increase of $72,804 or approximately 9.45%.

Other Expense and (Income)

During the quarter ended September 30, 2010, the total other income amounted to $3,323 as compared to other income of $970 for the quarter ended September 30, 2009, an increase of $2,353. The main part of our income during the three months ended September 30, 2010 was primarily financial income, which was the interest resulted from our positive cash deposit in the bank during the period. During the three months ended September 30, 2009, we had a short term bank loan of $100,000 and therefore we incurred an interest payment of ($228.91) during that period. We repaid the loan in full by the end of September 30, 2009 and we therefore did not incur any interest expense during the three months ended September 30, 2010.


                                September 30, 2010    September 30, 2009
                                ------------------    ------------------
Financial Income                $            3,504    $          (228.91)
Other Expenses                                (182)               (1,199)
                                ------------------    ------------------
Total Other Income              $            3,323    $             (970)
                                ==================    ==================


Income Taxes

During the quarter ended September 30, 2010, our income tax expense was $216,048 as compared to income tax expense of $192,788 for the three months end September 30, 2009. The income tax rate in 2010 was 25% for our industry in China.

Net Income

As a result of these factors, we reported a net income of $630,260 during the quarter ended September 30, 2010, an increase of 51,896 or 9%, as compared to the net income of $578,364 for the quarter ended September 30, 2009. This translated to basic and diluted net income per common share of $0.03, $20,159,811 and $0.03, $20,159,811 for the quarters ended September 30, 2010 and
2009, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $98,685 during the quarter ended September 30, 2010 as compared to $35,423 for the same period of 2009. This non-cash gain increased our reported comprehensive income.

Comprehensive Income

As a result of our foreign currency translation gains, we had a comprehensive income during the quarter ended September 30, 2010 of $728,945, compared with $613,787 during the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2010 and June 30, 2010, we had a cash balance of $2,498,846 and $2,761,427, respectively. We had a working capital of $5,887,579 at September 30, 2010, compared to $5,156,264 at June 30, 2010.

As of September 30, 2010, our accounts receivable, net of allowance for doubtful accounts, was $5,049,839 as compared to $4,054,189 as of June 30, 2010, an increase of $1,025,650.
                                        September 30, 2010      June 30, 2010
                                        ------------------   ------------------

Accounts receivable                             $5,170,147           $4,201,211
Less allowance for doubtful accounts              (120,308)            (147,022)
                                        ------------------   ------------------

                                                $5,049,839           $4,054,189
                                        ==================   ==================

Our account receivable policy gives the new customers longer time to make the payments. Recently we have 4 new customers treated by the favorable policy. Our regular accounts receivable terms are 0 days, 60 days, 90 days. For new customers, we have a promotional policy which extends their payment period to 60, 90, 120 days, respectively; on the other hand, we shortened the existing customers' paying period, which were no longer new customers. They come back to the regular terms from the favorable terms, which let us collect from them for some old debt and decrease the allowance for doubtful accounts. The chart below shows the breakdown of our outstanding accounts receivable according to the ages of the account outstanding as of September 30, 2010.
------------------ -------------------------------------------------------
 Age Terms          Amount of Account Receivable Outstanding (US dollars)
                    As of September 30, 2010
------------------ -------------------------------------------------------
 30 days              $1,336,561
------------------ -------------------------------------------------------
 60 days              $1,470,121
------------------ -------------------------------------------------------
 90 days              $1,435,514
------------------ -------------------------------------------------------
 120 days             $397,064
------------------ -------------------------------------------------------
 121 days and up      $ 410,706
------------------ -------------------------------------------------------
 Total:               $5,049,839
------------------ -------------------------------------------------------

As of September 30, 2010, our inventories totaled $672,412, as compared to $786,013 as of June 30, 2010, a decrease of $113,601 or approximately 14.45%. This change included a decrease of $230,898 in raw materials; and a decrease of $97,566 in finished goods. But we increased $$215,135 in working in progress. We optimized our inventory management. Under the new "ABC inventory management", we got our cost controlled effectively. Under the ABC inventory management system, we separated the raw materials into three levels: level A, level B, and level C, according to the combined consideration of raw material costs and purchasing cycle and we manage the inventory of raw materials in different categories with different care and attention. For those raw materials the cost of which are high and the purchasing cycle are long, such as the battery cell, we put it into Level A and provide the most attention on the inventory by stocking up more raw materials when the market prices are good or maintaining the sufficient supply of raw materials in a time manner to the demands of manufacturing. For those raw materials the cost of which were low and easy to get, then we put it into Level C and we only purchase as the inventory is used up. e The rest of raw materials are put into Level B.. Because we made plans on our purchasing of raw materials according to the ABC inventory management, we tend to obtain a good purchasing price for the raw materials and therefore we are able to lower our costs..

As a result, our raw material inventory as of September 30, 2010 decreased approximately 52.47% to $209,129, compared to $440,027 as of June 30. 2010, reflected in the chart below. We manufactured our products according to the contract that we signed with the purchasers, which helped us decreased the inventories of finished goods for approximately 38.44% to $156,261 as of September 30, 2010, compared to $ 253,827 as of June 30, 2009 . we increased the inventories of work in progress, which makes us get prepare for the finished goods manufacture. Because most of our work in progress is standardized, that makes it easy for us to finish working on the finished goods.

Components of Inventories at September 30, 2010 and June 30, 2009.

                                 September 30, 2010     June 30, 2010
                                 ------------------  ------------------
Raw materials                              $209,129            $440,027
Work in progress                            305,263              90,428
Finished goods                              156,261             253,827

Low value items                               1,759               1,731
                                 ------------------  ------------------
      Total                                $672,412            $786,013
                                 ==================  ==================


As of September 30, 2010, our advanced to suppliers was $21,704 as compared to $12,297 as of June 30, 2010, an increase of $9,407.

As of September 30, 2010, our Prepaid Expenses was $45,268 as compared to $68,169 as of June 30, 2010, a decrease of $22,901.

As of September 30, 2010, we had a property and equipment, net of accumulated depreciation, of $258,710 as compared to $261,811 as of June 30, 2010, a decrease of $3,101.

                                       September 30, 2010       June 30, 2010
                                       ------------------    ------------------
Building and improvement                          $42,541               $41,859
Machinery and equipment                           322,961               307,249
Motor Vehicle                                      30,042                29,460
Less: Accumulated Depreciation                   (136,834)             (116,757)
                                       ------------------    ------------------
Total property & equipment, net                  $258,710              $261,811
                                       ==================    ==================


As of September 30, 2010, we had intangible assets, net of accumulated amortization, of $73,907 as compared to $72,907 as of June 30, 2010, which remained the same level.

                                            Sep 2010             June 2010
                                       ------------------    ------------------
Intangible Assets                                $110,549              $106,719
Less: Accumulated Amortization                    (36,912)              (33,811)

                                       ------------------    ------------------
Intangible Assets, net                            $73,637               $72,907
                                       ==================    ==================

As of September 30, 2010, we had accounts payable of $1,702,035 as compared to $1,832,512 as of June 30, 2010.

As of September 30, 2010, we had Payroll payables of $56,022 as compared to $57,186 as of June 30, 2010, a decrease of $987,878.

As of September 30, 2010, we had a taxes payable of $247,137 as compared to $310,989 as of June 30, 2010, a decrease of $1,884,000. The income tax decreased because the net income decreased; the valued-added tax and related tax decrease because the revenue decreased.

As of September 30, 2010, we had a sales guarantee accrual of $275,749 as compared to $237,374 as of June 30, 2010. This liability is because we have a customer services policy, under which we provide the customer services within 2 years after the products sold. We will raise and record 1% of the sales in to this account in case the customer asks return or exchange.

At September 30, 2010, we had a $123,638 loan from shareholder as compared to $83,492 at June 30, 2010, an increase of $40,176. The increase was primarily from our CEO to support the expenses occurred in NY office, including the expenses on legal fees, accounting fees, transfer agent fees, and press release fee.

Net cash used in operating activities during the quarter ended September 30, 2010 was $383,123 as compared to net cash provided by operating activities of $1,574,997 during the quarter ended September 30, 2009. During the quarter ended September 30, 2010, net cash used in operating activities was primarily attributable to an increase in net income of $6,626, an increase in adjustments to depreciation and amortization expense of $13,659, an increase in accounts receivable of $995,650, a decrease in inventories of $113,601, a decrease in prepaid expenses and other current assets of $5,292, a decrease in accounts payable of $130,477, a decrease in tax payables of $63,853, a decrease in payroll payable of $1,164, and increase in sales guarantee accrual of $50,773, with an decrease in other account payable of $935 and an increase of accrued expenses of $734.

Net cash provided by investing activities during the quarter Ended September 30, 2010 amounted to $13,269. During the quarter ended September 30, 2010 net cash provided by investing activities was attributable to the purchase of property and equipment of $11,178, and the installments on intangible assets of $2,091.

Net cash provided by financing activities was $40,146 during the quarter Ended September 30, 2010. The net cash provided by financing activities was attributable to the loan from shareholder in the amount of $40,146.

We reported a net decrease in cash during the quarter Ended September 30, 2010 of $262,581 as compared to a net increase in cash of $607,078 during the quarter Ended September 30, 2009.


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

On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a "managed-float currency regime". As at September 30, 2010, the exchange rate was approximately US$1.00 to RMB6.6800 for the balance sheet, and US$1.00 to RMB6.7613 for the statement of income and other comprehensive income, respectively. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

We do not have a formal hedging policy with respect to our foreign exchange exposure as our foreign exchange gains/ losses for the periods under review have been relatively insignificant. We will continue to monitor our foreign exchange exposure in the future and will consider hedging any material foreign exchange exposure should the need arise. Should we enter into any hedging transaction in the future, such transaction shall be subject to review by our board of directors. In addition, should we establish any formal hedging policy in the future, such policy shall be subject to review and approval by our board prior to implementation.

INFLATION

During the periods under review, inflation did not have a material impact on our financial performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.

       During the three months ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2010, the Company acquired all of the outstanding capital stock of Sky Achieve. As a result of the Acquisition, the Company issued 42,134,020 shares of its common stock to the shareholders of Sky Achieve (the "Share Issuance"). Those shares represent 95 % of the outstanding shares of the Company. Of the 42,134,020 shares issued, 37,920,618 of the shares were issued to Kun Liu, who is the Chief Executive Officer of Sky Achieve and now the Chairman of China Lithium Technologies. The remaining 4,213,402 shares were issued to Youhua Yu, the Chairman of Sky Achieve. The shares issued have not been registered under the Securities Act of 1933, as amended, in reliance upon an exception under Sections 4(2) of said act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

31.1    Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1    Section 1350 Certification of Chief Executive Officer

32.2    Section 1350 Certification of Chief Financial Officer

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHINA LITHIUM TECHNOLOGIES, INC.


DATE:  November 22, 1010              By: /s/  Kun Liu
                                          ------------
                                          Kun Liu, Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                      By: /s/ Chunping Fang
                                          -----------------
                                          Chunping Fang, Chief Financial Officer
                                          (Principal Financial Officer)