Form 10-Q
period 2010-12-31
China Lithium Technologies Inc.
filed 2011-02-23
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission File No: 000-53263

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

The number of shares of common stock, $0.001 par value per share, outstanding as of February 15, 2011 was 21,659,811.

PI SERVICES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED March 31, 2010

INDEX

Item 1: Financial Statements

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PAGE

FINANCIAL STATEMENTS:

BALANCE SHEETS	2 - 3
STATEMENTS OF INCOME	4
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	5
STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO FINANCIAL STATEMENTS	8 - 21

CHINA LITHIUM TECHNOLOGIES, INC.

BALANCE SHEETS

ASSETS	(Unaudited) December 31, 2010	June 30, 2010

Current Assets:
Cash and cash equivalents	$2,944,769	$2,761,427
Accounts Receivable	4,924,419	4,054,189
Other Receivable	57,127	48,621
Advanced to suppliers	22,449	12,297
Inventory	1,222,202	786,013
Prepaid Expenses	77,903	68,169
Total Current Assets	9,248,869	7,730,716

Plant & Equipment, net	358,912	261,811
Patent and other intangibles, net	71,966	72,907

Total Assets	9,679,747	8,065,434

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited) December 31, 2010	June 30, 2010

Current Liabilities:
Accounts Payable	1,437,184	1,832,512
Advance from customers	3,429	3,329
Payroll payable	64,854	57,186
Tax Payable	193,191	310,989
Other Payable	4,912	4,495
Accrued expenses	46,420	45,074
Loan from shareholders	133,407	83,492
Warranty Accrual	290,603	237,374
Total Current Liabilities	2,174,001	2,574,452

Long-Term Liabilities:
Long Term Loan	-	-
Total Long-Term Liabilities	-	-

Total Liabilities	2,174,001	2,574,452

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, 0 share issued and outstanding as of June 30 and December 31, 2010	-	-
Common Stock, par value $0.001, 783,000,000 shares authorized; 20,159,811 shares issued and outstanding as of June 30, 2010, 21,659,811 and 20,159,811 shares issued and outstanding, including 1,500,000 unvested restricted shares award as of December 31, 2010	21,659	20,159
Additional Paid in Capital	2,618,271	252,771
Reserved Funds	467,186	467,186
Accumulated other comprehensive income	300,563	98,594
Retained Earnings	5,557,681	4,652,272
Less: Deferred Stock-based Compensation Expense	(1,459,615)	-
Total Stockholders' Equity	7,505,745	5,490,982

Total Liabilities and Stockholders' Equity	$9,679,747	$8,065,434

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenues	$4,268,090	$3,505,473	$7,972,767	$7,428,519
Cost of Goods Sold	2,766,523	2,294,508	5,167,177	5,214,539

Gross Profit	1,501,566	1,210,965	2,805,590	2,213,980

Operating Expenses:
Manufacturing Expenses	$54,350	$66,356	$116,835	$93,257
R & D Expenses	19,675	20,615	39,995	31,330
Sales Expenses	134,882	68,843	384,736	134,543
General and Administrative Expenses	203,226	150,887	1,048,605	280,404

Total Operating Expenses	412,133	306,701	1,590,171	539,535

Income from Operations before other Income and (expenses)	1,089,434	904,264	1,215,419	1,674,446
Other (Expense) and Income:
Financial Expenses	(8,127)	-	(11,631)	229
Other (Expenses) Income	(771)	(53)	(590)	(1,252)
Total Other Income and (Expense)	(8,898)	(53)	(12,220)	(1,023)

Income Before Income Taxes	1,098,332	904,317	1,227,639	1,675,469

Provision For Income Taxes	285,431	226,718	322,230	419,506

Net Income	812,900	677,599	905,410	1,255,963

Other Comprehensive Income:
Unrealized Gain (loss) on Foreign Currency Translation	103,284	139	201,969	35,562
Comprehensive Income	$916,184	$677,739	$1,107,378	$1,291,525

Earnings Per Common Share:
Basic	0.04	0.03	0.08	0.06

Diluted	0.04	0.03	0.04	0.06

Weighted Average Common Shares:
Basic	20,159,811	20,159,811	20,159,811	20,159,811

Diluted	21,359,811	20,159,811	20,759,811	20,159,811

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

DECEMBER 31, 2010
(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds	Income	Equity
Balance- June 30, 2008	-	$-	-	$0	$0	$63,394	$967,804	$-	$-	$1,031,198
Issuance of common stock	-	-	1,007,936	1,008	157,436	-	-	-	-	158,444
Net income for the year	-	-	-	-	-	-	1,722,687	-	1,722,687	1,722,687
Foreign currency adjustment	-	-	-	-	-	7,993	-	-	7,993	7,993
Comprehensive income	-	-	-	-	-	-	-	-	1,730,680	-
Balance - June 30, 2009	-	$-	1,007,936	1,008	157,436	71,387	2,690,491	$-		2,920,322

Issue of common stock	-	-	19,151,875	19,151	95,335	-	-	-	-	114,486
Net income for the year	-	-	-	-	-	-	2,428,966		2,428,966	2,428,966
Retained earning to reserved funds	-	-	-	-	-	-	(467,186)	467,186	-	-
Foreign currency adjustment	-	-	-	-	-	27,207	-	-	27,207	27,207
Comprehensive Income	-	-	-	-	-	-	-	-	2,456,173	-
Balance - June 30, 2010	-	$-	20,159,811	20,159	252,771	98,594	4,652,271	$467,186		5,490,982

Common stock compensation on September 2, 2010	-	-	-	-	717,000	-	-	-	-	717,000
Restricted common stock issued to employees	-	-	1,500,000	1,500	1,648,500	-	-	-	-	1,650,000
Deferred stock-based compensation expense	-	-	-	-	(1,459,615)	-	-	-	-	(1,459,615)
Net income for the six months	-	-	-	-	-	-	905,410	-	905,410	905,410
Foreign currency translation gain	-	-	-	-	-	201,969	-	-	201,969	201,969
Comprehensive Income	-	-	-	-	-	-	-	-	1,107,378	-
Balance - December 31, 2010	-	$-	21,659,811	$21,659	$1,158,656	$300,563	$5,557,681	$467,186		$7,505,745

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended December 31
Cash Flows From Operating Activities:	2010	2009

Net Income	$905,410	$1,255,963
Adjustments To Reconcile Net Income To Net Cash
Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	42,264	41,934
Stock-based Compensation Expense	717,000	-
Amortization of Stock-based Compensation Expense	190,385	-
(Increase) or Decrease in Current Assets:
Accounts Receivable	(870,229)	(1,816,698)
Inventories	(436,189)	1,272,912
Prepaid Expenses	(9,734)	33,266
Advanced to Suppliers	(10,152)	(12,066)
Other Accounts Receivables	(8,506)	(22,250)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(395,327)	121,892
Advance from customers	99	(1,110)
Taxes Payable	(117,798)	115,292
Payroll payable	7,668	18,792
Interest Payable	-	(32,732)
Warranty Accrual	53,229	33,079
Other Account Payable	417	(117,217)
Accrued Expenses and Other Payables	1,346	41

Net Cash (Used) Provided by Operating Activities	69,882	891,097

Cash Flows From Investing Activities:
Purchases of Property and Equipment	(126,835)	(184,000)
Purchases of Intangible Assets	(2,119)	631

Net Cash (Used) Provided in Investing Activities	(128,954)	(183,369)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended December 31
Cash Flows From Financing Activities:	2010	2009

Loan from and (Repayment) to Shareholder	49,915	(381,334)
Capital Contribution	-	114,486

Net Cash (Used) Provided by Financing Activities	49,915	(266,848)

Effect of exchange rate changes on cash and cash equivalents	192,499	47,798

Increase in Cash and Cash Equivalents	183,342	488,679

Cash and Cash Equivalents -Beginning Balance	2,761,427	407,333

Cash and Cash Equivalents - Ending Balance	$2,944,769	$896,012

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Expense	$-	$32,776

Income Taxes	$462,618	$423,628

Non-Cash Investing and Financing Activities:
Common stock transferred for stock-based compensation	$717,000	$-

Issued 1,500,000 restricted common stock to employees	$1,650,000	$-

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and changed its name to PI Services, Inc., which became effective January 12, 2009. On June 2, 2010, PI Services, Inc. changed its name to China Lithium Technologies, Inc. (the "Company") to reflect the reverse merger of Sky Achieve Holdings, Inc. ("Sky Achieve") into the Company.

On March 19, 2010 the Company acquired all of the outstanding capital stock of Sky Achieve, a British Virgin Islands limited liability corporation registered in November, 2009 (the "Share Exchange"). Pursuant to ASC 805-10-55-12 et seq., Sky Achieve is deemed to be the acquirer in the Share Exchange, as the prior owner of Sky Achieve obtained the largest portion of the voting rights in the combined entity, and the assets and earnings of Sky Achieve substantially exceeded those of PI Services. The effect of the Share Exchange is such that a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse merge recapitalization of Sky Achieve. The financial statements presented in this report are those of Sky Achieve and its subsidiaries, including their VIEs, as if the Share Exchange had been in effect retroactively for all periods presented.

Sky Achieve was organized on November 5, 2009 under the laws of British Virgin Islands. It had no business activity from its inception until January 5, 2010. On January 5, 2010, Sky Achieve obtained control over the business of Beijing Guoqiang Science and Technology Development Co., Ltd ("Beijing Guoqiang") by entering into five agreements with and the equity owners of Beijing Guoqiang. The agreements are designed to transfer to Sky Achieve all of the responsibilities for management of the operations of Beijing Guoqiang, as well as all of the benefits and all of the risks that arise from the operations of Beijing Guoqiang. The relationship is purely contractual, however, so the rights and responsibilities of Sky Achieve with respect to Beijing Guoqiang are ultimately dependent on the willingness of the courts of the PRC to enforce the agreements. For accounting purposes, Beijing Guoqiang is deemed to be a variable interest entity with respect to Sky Achieve, and its balance sheet accounts and financial results are consolidated with the accounts and results of Sky Achieve for financial reporting purposes.

The Company issued 19,151,875 shares of its common stock to the shareholders of Sky Achieve. Those shares represented 95 % of the outstanding shares of the Company. Mr. Kun Liu, the Chairman of Beijing Guoqiang purchased additional 1% of the outstanding shares of the Company simultaneously with the share exchange. As a result of these transactions, persons associated with Beijing Guoqiang owned securities that represented 96% of the equity in the Company as of the completion of the Share Exchange.

Beijing Guoqiang designs, manufacturers and markets Polymer Lithium-ion Battery Modules, Lithium-ion Battery Chargers, Lithium-ion Battery Management Systems as well as other Lithium-ion Battery Management Devices essential to proper power utilization ("PLI Battery Products"). During December of 2009, the Company set up two manufacturing facilities in Hangzhou and Guangzhou to produce power and battery charger.

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

Reverse stock split
On June2, 2010, the Company implemented a 1-for 2.2 reverse split of its common stock. All enumerations herein of numbers of common shares or per share amounts have been adjusted as needed to give retroactive effect to the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying financial statements include China Lithium Technologies, Inc. and its wholly owned subsidiaries, Sky Achieve Holdings, Inc., as well as its variable interest entity, Beijing Guoqiang Global Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

Variable Interest Entity
The accounts of Beijing Guoqiang have been consolidated with the accounts of the Company because Beijing Guoqiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of the Company. Sky Achieve is party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing Guoqiang and with Beijing Guoqiang. The agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing Guoqiang, as well as complete managerial authority over the operations of Beijing Guoqiang. Sky Achieve is the guarantor of all of the obligations of Beijing Guoqiang. By reason of the relationship describe in these agreements, Beijing Guoqiang is a variable interest entity with respect to Sky Achieve because the following characteristics in ASC 810-10-15-14 are present:

• The holders of the equity investment in Beijing Guoqiang lack the direct or indirect ability to make decisions about the entity's activities that have a significant effect on the success of Beijing Guoqiang, having assigned their voting rights and all managerial authority to Sky Achieve. (ASC 810-10-15-14(b)(1)).

•  The holders of the equity investment in Beijing Guoqiang lack the obligation to absorb the expected losses of Beijing Guoqiang, having assigned to Sky Achieve all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2)).

• The holders of the equity investment in Beijing Guoqiang lack the right to receive the expected residual returns of Beijing Guoqiang, having granted to Sky Achieve all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15-14(b)(3)).

Because the relationship between Beijing Guoqiang and Sky Achieve is entirely contractual, the Company's interest in Beijing Guoqiang depends on the enforceability of those agreements under the laws of the PRC. We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Trade accounts receivable
Trade accounts receivable are stated at net realizable value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is established based on the management's assessment of the recoverability of accounts and other receivables.

The Company determines the allowance based on historical write-off experience, customer specific facts and current crisis on economic conditions. Bad debt expense is included in the general and administrative expenses.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories
Inventories are initially stated at the level of the original cost. The cost of inventories is determined using first-in first-out cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. In case of finished goods and work in progress, cost includes an appropriate share of production overhead based on normal operating capacity.

The Company regularly reviews the cost of inventories against their estimated fair market value and records a lower of cost or market write-down for inventories that have cost in excess of estimated market value.

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $22,449 and $12,297 as of December 31, 2010 and June 30, 2010 respectively.

Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Plant and equipments are depreciated using the straight-line method over 3-5 years estimated useful lives

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leasehold improvements are amortized using the straight-line method over the term of the leases or the estimated useful lives, whichever is shorter.

Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $0 as of December 31, 2010 and June 30, 2010 respectively.

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

Revenue recognition
The Company recognizes revenue on product sales when each of the following conditions has been satisfied:

• Persuasive evidence of a sales arrangement exists in the form of a written contract or an order and acknowledge.

•  The sales price has been fixed and made determinable by sales contract and/or invoice.

•  The product has been delivered to the customer's warehouse - unless other terms for delivery have been specified in the contract - at which time the customer takes ownership and the risk of loss passes to the customers.

•  Payment has been received or the Company determines that collection of the related receivable is probable. Probability of collection is determined based on recurrent visits by the Company's sales staff and accounting staff to the customer's premises to assess the health of the customer's business.

• The 15 day right of return that we afford to customers has expired.

Net sales of products represent the invoiced value of goods, net of Value Added Taxes ("VAT"), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

for export sales. Our standard contract allows customers, within 15 days after delivery, to return for cash or exchange products with which they are not satisfied. Shipping charges on the return are allocated between the customer and the Company based on relative fault. We do not recognize revenue until the 15 day right of return has expired. After the 15 days has expired, the Company provides customers with no additional post-delivery rights, except as set forth in its product warrant. We record a provision for warranty claims, which is based on historical warranty claims data and represents the Company's best estimate of warranty claims it will experience.

Cost of goods sold
Cost of goods sold consists primarily of material, and related expenses, which are directly attributable to the production of products. The Company presents cost of goods sold and manufacturing expenses separately in the income statement.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2010 and June 30, 2010, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC which the Company's management believes to be high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on accounts receivable.

Foreign currency translation
The functional currency of Beijing Guoqiang is Chinese Renminbi ("RMB"). For financial reporting purposes, RMB has been translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

December 31, 2010
Balance sheet	RMB 6.5920 to US $1.00
Statement of income and other comprehensive income	RMB 6.6489 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of SFAS No.109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at December 31, 2010.

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

Intangible assets
Intangible assets mainly consist of patents. Patents have being amortized using the straight-line method over the 10 years. Other intangible assets have being amortized using the straight-line method over the 5 years. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reserved Funds
Until June 20, 2006, entities organized in the PRC were required to transfer 15% of their profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law. However the Company from time to time allocates funds to its reserve fund for its future development.

Stock-Based compensation
The Company adopted the provisions of ASC 718, "stock compensation," which establishes the accounting for employee stock-based awards. Under the ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (i.e. the vesting period of the grant). The fair value of shares granted is deemed to be the closing traded price of our common stock on the date of grant.

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 5.00 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $817,385 and $0 for the three months and six months, ended December 31, 2010 and 2009, respectively.

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

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. INVENTORIES

The components of inventories at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010		June 30, 2010
Raw Materials	$461,742	$	$ 440,027
Work in Process	358,995		90,428
Finished Goods	399,683		253,827
Low Value Items	1,783		1,731
Total	$1,222,202		$786,013

As of December 31, 2010 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Building and Improvement	$134,129	$41,859
Machinery and Equipment	352,138	307,249
Motor Vehicle	30,443	29,460
Less: Accumulated Depreciation	(157,799)	(116,757)
Total Property and Equipment, net	$358,912	$261,811

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

4. PROPERTY AND EQUIPMENT (continued)

Depreciation expenses for the six months ended December 31, 2010 and December 31, 2009 were $37,113 and $36,806 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of December 31, 2010 and June 30, 2010 was comprised of the following:

	December 31, 2010	June 30, 2010

Intangible Assets	$112,026	$106,719
Less: Accumulated Amortization	(40,060)	(33,811)
Total Intangible Assets, net	$71,966	$72,907

Amortization expenses for the six months ended December 31, 2010 and 2009 were $5,151 and $5,128 respectively.

Based upon current assumptions, the Company expects that its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2011	$10,733
2012	10,733
2013	10,733
2014	10,733
2015	10,733
Total 5 years	$53,665

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As December 31, 2010 and June 30, 2010, accounts receivable and allowance for doubtful account as follow:

	December 31, 2010	June 30, 2010

Accounts Receivable	$4,924,419	$4,201,211
Less: Allowance for Doubtful Accounts	-	(147,022)
Total Accounts Receivable, net	$4,924,419	$4,054,189

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

7. ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $1,437,184 and $1,832,512 as of December 31, 2010 and June 30, 2010 respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of December 31, 2010 and June 30, 2010, the balance was $46,420 and 45,074, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a "Warranty Accrual." The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of December 31, 2010 and June 30, 2010, the warranty accrual was $290,603 and $237,374 respectively.

During the six months ended December 31, 2010, the Company incurred $6,168 in warranty claims and accrued $51,750 as a warranty accrual on account of sales in that period.

10. STOCK-BASED COMPENSATION

The Company adopted the 2010 Stock Award Plan (the "2010 Plan") on October 6, 2010. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's stockholders, and by providing the Participants with an incentive for outstanding performance. The Company has reserved 3,000,000 shares of common share for the options and awards under the Plan.

Subject to the terms and provisions of the 2010 Plan, the Board of Directors, at any time and from time to time, may grant shares of stock to eligible persons in such amounts and upon such terms and conditions as the Board of Directors shall determine.

The Board of Directors shall have the authority to determine all matters relating to the stock to be granted under the 2010 Plan, including selection of the individuals to be granted awards, the number of share, the date of termination of the stock awards, vesting schedules and all other terms and conditions thereof.

The Company has issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 14, 2010, valued by using our closing stock price of $1.10 on that date. As of December 31, 2010, none of those shares had vested and no share had been cancelled. A summary of the status of the Company's unearned stock compensation under the 2010 Plan as of December 31, 2010, and changes for the period ended December 31, 2010, is presented below:

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

10. STOCK-BASED COMPENSATION (continued)

Unearned Stock Compensation as of October 18, 2010	$1,650,000
Unearned Stock Compensation Granted	-
Amortization of Unearned Stock Compensation	(190,385)
Unearned Stock Compensation as of December 31, 2010	$1,459,615

11. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The following table sets forth the components of the Company's income before income tax expense and the components of income tax expense for the periods ended December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010

China Pre-tax Income	$1,227,639	$3,266,452
Domestic Pre-tax Income	-	-
Total Pre-tax Income	$1,227,639	$3,266,452

	December 31, 2010	June 30, 2010

China Income Tax Expense	$322,230	$837,486
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$322,230	$837,486

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

11. INCOME TAXES (continued)

	December 31, 2010	June 30, 2010
U.S. Statutory Income Tax Rate	35.0%	35.0%
Foreign Income not Recognized in the U.S.	(35.0%)	(35.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	1.25%	0.64%
Effective Consolidated Current Income Tax rate	26.25%	25.64%

(a) The 1.25% and 0.64% represent $43,394 and $83,492 of corporate expenses incurred by the Company's US office that are not subject to PRC income tax for the six months ended December 31, 2010 and year ended June 30, 2010.

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and June 30, 2010, substantially all of the Company's cash and cash equivalents were held by major banks which are located in the PRC. The Company's management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivables.

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of Accounts Receivable as follows:

	December 31, 2010		June 30, 2010
Customer Name	Amount	%	Amount	%
Beijing Anhualianhe Co., Ltd	217,007	4.41%	275,539	6.56%
Beijing Renxinyu Trading Co., Ltd	308,285	6.26%	474,070	11.28%
Yangguangsanwei Electronic Appliance Co., Ltd	167,386	3.40%	258,880	6.16%
Beijing Ziqiangfa Technology Co., Ltd	75,213	1.53%	256,231	6.10%
Beijing Jiruiyueda Electronic Facility Co., Ltd	-	0.00%	349,617	8.32%
Guangzhou Chuangxin Power Technology Co., Ltd	132,173	2.68%	413,795	9.85%
Saiensi Resource Co., Ltd	324,911	6.60%	149,554	3.56%
Shandong Motor Way Fujian Branch	665,220	13.51%	-	0.00%

The major vendors which represented more than 5% of Accounts Payable as follows:

	December 31, 2010		June 30, 2010
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	885,176	61.59%	1,593,055	86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd	101,519	7.06%	98,574	5.38%

The major customers which represented more than 5% of the total sales for the six months ended December 31, 2010:

	Six months ended December 31, 2010
Customer Name	Amount	%
Beijing Renyuxin Trading Co., Ltd	409,403	5.15%
Shandong Motor Way Fujian Branch	714,812	8.99%

The major vendors which represented more than 5% of the total purchases for the six months ended December 31, 2010:

	Six months ended December 31, 2010
Vendor Name	Amount	%
Heilongjiang Zhongqiang Power Tech Co., Ltd	2,764,246	51.37%
Beijing Anhualianhe Power Tech Co., Ltd	1,627,262	30.24%
Guangzhou Fanyubaiyun Electronic Co., Ltd	312,088	5.80%

CHINA LITHIUM TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(UNAUDITED)

13. RELATED PARTY TRANSACTIONS

A significant portion of the Company's raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technology Group (ABAT). One of our Company's directors, Mr. Qiang Fu, is the immediate family member of the CEO of ABAT, who has exclusive control over the business of Heilongjiang ZQPT. In the three-month period ended December 31, 2010, purchase from Heilongjiang ZQPT was $1,410,662, or 44.57% of the total purchase for the three-month period. In the six-month period ended December 31, 2010, purchase from Heilongjiang ZQPT was $2,764,246, or 51.37% of the total purchase for the six-month period. As of December 31, 2010, total amount due to Heilongjiang ZQPT was $885,176, or 61.59% of the total accounts payable.

As of June 30, 2010, total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable. As of June 30, 2010, there are two supply contacts outstanding between the Company and Heilongjiang ZQPT, one dated February 24, 2010 and the other dated March 22, 2010. The February 24 contact contains the parties' agreement to purchase and sell 3000 units of a specified 72 volt battery for 27,000 RMB per unit. Delivery will be scheduled by Beijing Guoqiang by notice not less than 25 days before delivery. Heilongjiang ZQPT shall pay transportation costs. Title transfers ex factory, and national testing standards will apply. The March 22 contract has identical terms, but contemplates the purchase and sale of 60,000 units of a 3.2 volt battery at 105 RMB per unit.

14. RESTATEMENT

The Statement of Changes in Stockholders' Equity included in this Report has been restated and differs from the Statement of Changes in Stockholders' Equity included in the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The restatement was made because the Statement included in the Form 10-K failed to properly account for the reverse merger of Sky Achieve into the Company on March 19, 2010. In the restated Statement of Changes in Stockholders' Equity, the stockholders' equity of the Company has been retroactively restated for the equivalent number of shares issued to the shareholders of Sky Achieve, with an adjustment to paid-in capital for the difference in par value. Similarly, shares outstanding and earnings per share have also been retroactively restated based on the equivalent number of shares issued to the shareholders of Sky Achieve.

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

OVERVIEW

We are a holding company incorporated in the State of Nevada. Our wholly-owned subsidiary is the beneficiary of an entity in China that designs, manufactures and markets polymer lithium-ion battery safety systems, modules of batteries, lithium-ion battery chargers and power supplies, as well as other lithium-ion battery management devices essential to proper power utilization ("PLI Battery Products").

Acquisition of Achieve

              On March 19, 2010, the Company acquired all of the outstanding capital stock of Sky Achieve, a company organized under the laws of British Virgin Islands on November 5, 2009. Sky Achieve had no business activity from its inception until January 5, 2010. On January 5, 2010, Sky Achieve obtained control over the business of Beijing GuoQiang Global Science & Technology Development Co., Ltd, a PRC limited liability company ("Beijing Guoqiang"). Pursuant to the Variable Interest Agreements ("VIE Agreements") with Beijing Guoqiang and its shareholder, each of which has a term of ten years, Sky Achieve provides consulting and management services to Beijing Guoqiang, has exclusive control over Beijing GuoQiang's daily operations and financial affairs, appoints its senior executives, and approves all matters requiring shareholder approval. As a result of these contractual arrangements, the Company is the beneficiary of all of the assets and is responsible for all of the liabilities of Beijing Guoqiang. Accordingly, we have consolidated Beijing Guoqiang's financial results, assets and liabilities in our financial statements since the execution of the VIE Agreements.

Change of Name and Reverse Split

Effective on June 2, 2010, we changed our name to China Lithium Technologies, Inc. and effectuated a reverse split of our common stock in the ratio of 1:2.2 (the "Reverse Split").

RESULTS OF OPERATIONS

              Our revenue during the three months ended December 31, 2010 was $4,268,090, an increase of $762,617 or 22% from the revenue we reported for the three months ended December 31, 2009. Revenue during the six months ended December 31, 2010 was $7,972,767, an increase of 7% from the six months ended December 31, 2009 The increase in our revenue during the three and six months was primarily due to our success in attracting new customers. During the six months ended December 31, 2010, $725,090 in revenue arose from sales to customers who had made no prior purchases. In addition, sales growth resulted from our success in refocusing our marketing on higher margin products, specifically replacing sales of low margin battery packs with sales of higher margin power supplies and battery chargers along with increased sales of our battery modules. This reorientation of our sales is evident in the following breakdown of per-product line revenues:
	3 months ended Dec 31,2010	3 months ended Dec 31,2009	Change	Percentage
Battery Safety System	2,166,819	2,287,373	(120,554)	-5.27%
Battery Module	937,549	274,638	662,911	241.38%
Battery Pack	40,106	293,341	(253,235)	-86.33%
Electric Vehicle Battery	570,229	267,379	302,850	113.27%
Power	461,377	373,446	87,931	23.55%
Chargers	92,021	9,297	82,724	889.84%
Total Revenue	4,268,090	3,505,473	762,617	21.76%

	6 months ended Dec 31,2010	6 months ended Dec 31,2009	Change	Percentage
Battery Safety System	4,283,592	4,596,704	(313,112)	-6.81%
Battery Module	1,781,760	376,225	1,405,534	373.59%
Battery Pack	104,845	1,297,454	(1,192,609)	-91.92%
Electric Vehicle Battery	837,992	789,297	48,695	6.17%
Power	787,559	359,880	427,679	118.84%
Chargers	177,019	8,959	168,060	1875.89%
Total Revenue	7,972,767	7,428,519	544,248	7.33%

              There was no significant change in the efficiency of our manufacturing operations from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011. Our gross margin in each period was approximately 35%. Accordingly, our gross profit increased in proportion to the increase in our revenue from period to period. The comparison of six month periods showed an improvement, however, as we achieved a 35% gross margin in the six months ended December 31, 2010 and only a 30% gross margin in the six months ended December 31, 2009. The improvement was primarily attributable to the fact that in the later part of fiscal year 2010 we reoriented our sales effort to reduce the sales of battery packs, which had a margin of 10%, and increase the sales of power supplies (49% profit margin) and battery chargers (25% profit margin).

              Our operating expenses increased significantly in both the three and six month periods ended December 31, 2010. During the three months ended December 31, 2010, the primary increase was in sales expenses, which increased by 96% ($66,039). Sales expenses also increased in the six months ended December 31, 2010, growing 186% ($250,193) over sales expenses in the six months ended December 31, 2009. The primary reason for these sharp increases has been our efforts to upgrade our selling effort. At the end of the June 2010 fiscal year, we signed a contract, to commence in July 2010, with a sales training company. The trainers are implementing a fully program of sales training for our marketing staff. As a result, we paid $39,000 for sales training in the three months ended December 31, 2010 and $89,000 for sales training in the six months ended December 31, 2010.

              General and administrative expenses also increased sharply in both periods, showing a 35% ($52,339) increase in the three months ended December 31, 2010 and a 274% ($768,201) increase in the three months ended December 31, 2010. The cause of the increases was stock compensation given to our employees to incentivize them. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. He also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $526,615, the market value of the shares, in the first quarter of fiscal 2011.

              We also issued 1,500,000 shares to six of our most important employees in October 2010. The shares vest over a five year period, and we will recognize the expense related to the shares over that period. During the quarter ended December 31, 2010 we expensed $190,385 as a result of the October grant; at the end of the quarter there remains $1,459,615 in value that will be expensed over the remaining vesting terms.

              As a result of the increase in our operating expenses during the recent periods, the 22% increase in our revenue from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 yielded only a 20% increase in net income: from $677,599 in the three months ended December 31, 2009 to $812,900 in the three months ended December 31, 2010, and our net income fell by 28% from the first half of fiscal 2010 to the first half of fiscal 2011. Since the decline was attributable to the $526,615 stock-based compensation expense in the first quarter, an event that we do not plan to replicate, we expect that in the future our net income will grow as our revenues grow.

              The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $103,284 and $201,969 during the three and six months ended December 31, 2010, as compared to $139 and $35,562 during the three and six months ended December 31, 2009. This non-cash gain increased our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

              During the first six months of fiscal 2011, our working capital increased by $1,918,604 to $7,074,868 at December 31, 2010. The increase was approximately equal to our net income for the six month period plus the $717,000 stock-based compensation expense that we incurred. The two components of working capital that made the largest increases were:

•	Accounts receivable, which increased by $870,290. The increase was primarily attributable to the 22% increase in our second quarter sales volume. In addition, we re-evaluated our accounts receivable at December 31, 2010 and determined that the $147,022 allowance for doubtful accounts that we recorded at June 30, 2010 could be reversed, as we had no accounts that were older than 90 days at December 31, 2010 and all accounts appeared likely to be paid on time. It should be noted that the program we had initiated in fiscal 2010 of allowing new customers extended payment terms has resulted in no accounts that are older than would be allowable under our customary payment terms.

•	Inventory, which increased by $436,189. The increase reflects our higher level of operations, as $414,370 of the increase consisted of work in progress and finished goods. Our raw material inventory did not rise significantly, reflecting the effect of the ABC inventory management system that we implemented earlier in the year. Under that system, we classify the components used for our products by availability and price sensitivity. We maintain low or no inventories of commonly available components and purchased them as needed. On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability. The initial result of this program was a significant reduction in our raw materials inventory. We expect our raw materials inventory will maintain at its current level in the near future, while our work in progress and finished goods inventory will grow in proportion to our sales growth.

              Despite net income of $905,410 for the six months ended December 31, 2010 (which was reduced by a non-cash stock-based compensation expense of $717,000), our operations provided us only $69,882 in cash. The primary reasons for the discrepancy were the increases in accounts receivable and inventory discussed above. In addition, we used $513,125 in cash to reduce our accounts and taxes payable. In other words, this low cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. During the year ended June 30, 2010, our operations provided us $2,728,015 in cash, including $891,097 in the first half of that year. We expect that for the forseeable future, our operations will provide us significant cash yield.

               Our working capital is nearly double our annual operating expenses, and our operations are cash-positive. With these resources, we expect that we will be able to fund the implementation of our business plan for the forseeable future.

FOREIGN EXCHANGE EXPOSURE

              Our sales are denominated in RMB and US dollars whilesour purchases and operating expenses are mostly denominated in RMB. As such, we may be exposed to any significant transactional foreign exchange exposure for our operations. However, to the extent that we may enter into transactions in currencies other than RMB in future, particularly as we penetrate into overseas markets, our financial results may be subject to fluctuations between those foreign currencies and RMB.

              On July 21, 2005, the RMB was unpegged against the US dollars and pegged against a basket of currencies on a "managed-float currency regime". As at December 31, 2010, the exchange rate was approximately US$1.00 to RMB6.5920 for the balance sheet, and US$1.00 to RMB6.6489 for the statement of income and other comprehensive income, respectively. There is no assurance that the PRC's foreign exchange policy will not be further altered. In the event that the PRC's policy is altered, significant fluctuations in the exchange rates of RMB against US dollars may arise. As a result, we will be subject to significant foreign exchange exposure. In the event that we incur foreign exchange losses, our financial performance will be adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

              The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective. The weaknesses in the Company's controls and procedures consisted of (a) a lack of expertise in identifying and addressing accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company's accounting department, which has resulted in certain errors in accounting identified in Note 14 to the Consolidated Financial Statements, (b) a lack of expertise among Company personnel with regard to the disclosure requirements arising under the Rules of the Securities and Exchange Commission, and (c) inadequate review by management personnel of the Company's reports prior to filing.

Changes in Internal Control Over Financial Reporting.

              During the three months ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2010, the Company issued 1,500,000 shares of common stock to six of its employees. The shares were issued in consideration of services, and were valued at the market value on the date of grant. The sale of the securities was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, by reason of the fact that there was no general solicitation in connection with the offering, and the fact that the purchasers had sufficient knowledge and experience to be capable of evaluating the merits and risks of the investment, and were purchasing for investment for their own accounts. There was no underwriter.

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

PI SERVICES, INC.

DATE: February 22, 2011	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)