Form 10-Q/A
period 2010-12-31
China Lithium Technologies Inc.
filed 2011-02-25
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

CHINA LITHIUM TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2010

INDEX

Item 1: Financial Statements

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE PERIOD ENDED DECEMBER 31, 2010

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

              General and administrative expenses also increased sharply in both periods, showing a 35% ($52,339) increase in the three months ended December 31, 2010 and a 274% ($768,201) increase in the three months ended December 31, 2010. The cause of the increases was stock compensation given to our employees to incentivize them. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. He also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000 , the market value of the shares, in the first quarter of fiscal 2011.

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

              As a result of the increase in our operating expenses during the recent periods, the 22% increase in our revenue from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 yielded only a 20% increase in net income: from $677,599 in the three months ended December 31, 2009 to $812,900 in the three months ended December 31, 2010, and our net income fell by 28% from the first half of fiscal 2010 to the first half of fiscal 2011. Since the decline was attributable to the $717,000 stock-based compensation expense in the first quarter, an event that we do not plan to replicate, we expect that in the future our net income will grow as our revenues grow.

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

China Lithium Technologies, Inc.

DATE: February 25, 2011	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)