Form 10-Q
period 2011-03-31
China Lithium Technologies Inc.
filed 2011-05-16
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of May 16, 2011 was 21,659,811.

CHINA LITHIUM TECHNOLOGIES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE NINE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

PAGE

INTERIM REVIEW REPORT

UNAUDITED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	5 & 6
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	7
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	8
CONSOLIDATED STATEMENTS OF CASH FLOWS	9 & 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	11 - 26

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2011	June 30, 2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,864,970	$2,761,427
Accounts Receivable	4,596,655	4,054,189
Other Accounts Receivable	55,489	48,621
Advanced to Suppliers	30,011	12,297
Inventory	1,497,566	786,013
Prepaid Expenses	61,594	68,169
Total Current Assets	9,106,285	7,730,716

Plant & Equipment, net	621,626	261,811
Patent and Other Intangibles, net	69,393	72,907

Total Assets	9,797,304	8,065,434

" Continued on next page"

" The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2011	June 30, 2010
	(Unaudited)
Current Liabilities:
Accounts Payable	1,311,605	1,832,512
Advance from Customers	3,440	3,329
Payroll Payable	63,960	57,186
Tax Payable	144,016	310,989
Other Accounts Payables	9,645	4,495
Accrued Expenses	46,573	45,074
Loan from Shareholders	193,407	83,492
Warranty Accrual	321,462	237,374

Total Current Liabilities	2,094,108	2,574,452

Total Liabilities	2,094,108	2,574,452

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, 0 share issued and outstanding as of June 30 and March 31, 2011	-	-
Common Stock, par value $0.001, 783,000,000 shares authorized; 20,159,811 shares issued and outstanding as of June 30, 2010, 21,659,811 shares issued and outstanding, including 1,500,000 unvested restricted stock award as of March 31, 2011	21,659	20,159
Additional Paid in Capital	1,387,117	252,771
Reserved Funds	467,186	467,186
Accumulated Other Comprehensive Income	326,203	98,594
Retained Earnings	5,501,030	4,652,272

Total Stockholders' Equity	7,703,195	5,490,982

Total Liabilities and Stockholders' Equity	$9,797,304	$8,065,434

" The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Revenues	$3,361,885	$2,631,041	$11,334,652	$10,059,560
Cost of Goods Sold	2,070,107	1,640,307	7,237,284	6,854,846

Gross Profit	1,291,778	990,734	4,097,368	3,204,715

Operating Expenses:
Manufacturing Expenses	64,525	51,667	181,359	144,925
R & D Expenses	28,326	48,930	68,321	80,260
Sales Expenses	278,342	154,639	663,079	289,182
General and Administrative Expenses	610,516	195,907	1,659,122	476,311

Total Operating Expenses	981,709	451,143	2,571,880	990,677

Income from Operations before Other Income and (Expenses)	310,069	539,592	1,525,488	2,214,037

Other Expenses and (Income):
Financial Expenses (Income)	(7,722)	-	(19,352)	229
Other Expenses (Income)	(5,942)	15	(6,531)	(1,237)
Total Other Expenses and (Income)	(13,663)	15	(25,884)	(1,008)

Income Before Income Taxes	323,732	539,577	1,551,371	2,215,046

Provision For Income Taxes	153,538	134,894	702,613	554,400

Net Income	170,194	404,683	848,758	1,660,646

Other Comprehensvie Income:
Unrealized Gain (loss) on
Foreign Currency Translation	25,640	142	227,609	35,704

Comprehensive Income	$195,834	$404,825	$1,076,367	$1,696,350

Earnings Per Common Share - Basic and Diluted	$0.01	$0.02	$0.05	$0.08

Weighted Average Common Share - Basic and Diluted	20,159,811	20,159,811	20,159,811	20,159,811

"The accompanying notes are an integral part of these financial statement"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Other				Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance- June 30, 2008	-	$-	-	$-	$-	$63,394	$967,804	$-		$1,031,198

Issuance of common stock			1,007,936	1,008	157,436					158,444
Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds							-	-
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	1,007,936	$1,008	$157,436	$71,387	$2,690,491	$-		$2,920,323

Issue of common stock			19,151,875	19,151	95,335					114,486
Net income for the year							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,272	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,231,154)					(1,231,154)
Net income for the six months							848,758		848,758	848,758
Foreign currency translation gain						227,609			227,609	227,609
Comprehensive Income									1,076,367
Balance - March 31, 2011 (Unaudited)	-	$-	21,659,811	$21,659	$1,387,117	$326,203	$5,501,030	$467,186		$7,703,195

Footnote A (Reseved Funds):	Restrictived retained earnings for the benefit of empoyees

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
Cash Flows From Operating Activities:	2011	2010

Net Income	$848,758	$1,705,916
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
Depreciation and Amortization Expense	70,180	61,076
Stock-based Compensation Expense	717,000	-
Amortization of Stock-based Compensation Expense	418,846	-
(Increase) or Decrease in Current Assets:
Accounts Receivable	(542,466)	(1,639,210)
Inventories	(711,553)	1,468,425
Prepaid Expenses	6,575	42,117
Advanced to Suppliers	(17,714)	(13,519)
Other Accounts Receivables	(6,868)	(24,031)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(520,907)	(639,323)
Advance from Customers	111	(1,110)
Taxes Payable	(166,973)	(44,527)
Payroll Payable	6,774	14,829
Interest Payable	-	(32,732)
Sales Guarantee Accrual	84,088	45,129
Other Account Payable	5,150	(117,904)
Accrued Expenses and Other Payables	1,499	41

Net Cash (Used) Provided by Operating Activities	192,500	825,178

Cash Flows From Investing Activities:

Short Term Investment	-	(440,100)
Purchases of Property and Equipment	(413,293)	(186,083)
Purchases of Intangible Assets	(2,119)	(2,963)

Net Cash Used in Investing Activities	(415,413)	(629,146)

"Continued on next page"

" The accompanying notes are an integral part of theses financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
Cash Flows From Financing Activities:	2011	2010

Loan from Shareholder	109,915	-
Repayment to Shareholder	-	(281,334)
Capital Contribution	-	114,486

Net Cash (Used) Provided by Financing Activities	109,915	(166,848)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	216,541	2,676

Increase in Cash and Cash Equivalents	103,543	31,860

Cash and Cash Equivalents - Beginning Balance	2,761,427	407,333

Cash and Cash Equivalents - Ending Balance	$2,864,970	$439,193

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	-	32,776
Income Taxes Paid	$768,153	$671,309

Non-Cash Investing and Financing Activities:

Common stock transferred for stock-based compensation	$717,000	$-
Issued 1,500,000 restricted common stock to employees	$1,650,000	$-

" The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and changed its name to PI Services, Inc., which became effective January 12, 2009. On May 6, 2010, PI Services, Inc. changed its name to China Lithium Technologies, Inc. (the “Company”) to reflect the reverse merger of Sky Achieve Holdings, Inc. (“Sky Achieve") into the Company, which became effective on June 2, 2010.

On March 19, 2010 the Company acquired all of the outstanding capital stock of Sky Achieve, a British Virgin Islands limited liability corporation registered in November, 2009 (the “Share Exchange”). Pursuant to ASC 805-10-55-12 et seq., Sky Achieve is deemed to be the acquirer in the Share Exchange, as the prior owner of Sky Achieve obtained the largest portion of the voting rights in the combined entity, and the assets and earnings of Sky Achieve substantially exceeded those of PI Services. The effect of the Share Exchange is such that a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse merge recapitalization of Sky Achieve. The financial statements presented in this report are those of Sky Achieve and its subsidiaries, including their VIEs, as if the Share Exchange had been in effect retroactively for all periods presented.

Sky Achieve was organized on November 5, 2009 under the laws of British Virgin Islands. It had no business activity from its inception until January 5, 2010. On January 5, 2010, Sky Achieve obtained control over the business of Beijing Guoqiang Science and Technology Development Co., Ltd (“Beijing Guoqiang”) by entering into five agreements with and the equity owners of Beijing Guoqiang. The agreements are designed to transfer to Sky Achieve all of the responsibilities for management of the operations of Beijing Guoqiang, as well as all of the benefits and all of the risks that arise from the operations of Beijing Guoqiang. The relationship is purely contractual, however, so the rights and responsibilities of Sky Achieve with respect to Beijing Guoqiang are ultimately dependent on the willingness of the courts of the PRC to enforce the agreements. For accounting purposes, Beijing Guoqiang is deemed to be a variable interest entity with respect to Sky Achieve, and its balance sheet accounts and financial results are consolidated with the accounts and results of Sky Achieve for financial reporting purposes.

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

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION (continued)

Reverse stock split
On June 2, 2010, the Company implemented a 1-for 2.2 reverse split of its common stock. All enumerations herein of numbers of common shares or per share amounts have been adjusted as needed to give retroactive effect to the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying financial statements include China Lithium Technologies, Inc. and its wholly owned subsidiary, Sky Achieve Holdings, Inc., as well as its variable interest entity, Beijing Guoqiang Global Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

Variable interest entity
The accounts of Beijing Guoqiang have been consolidated with the accounts of the Company because Beijing Guoqiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of the Company. Sky Achieve is party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing Guoqiang and with Beijing Guoqiang. The agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing Guoqiang, as well as complete managerial authority over the operations of Beijing Guoqiang. Sky Achieve is the guarantor of all of the obligations of Beijing Guoqiang. By reason of the relationship describe in these agreements, Beijing Guoqiang is a variable interest entity with respect to Sky Achieve because the following characteristics in ASC 810-10-15-14 are present:

●   The holders of the equity investment in Beijing Guoqiang lack the direct or indirect ability to make decisions about the entity’s activities that have a significant effect on the success of Beijing Guoqiang, having assigned their voting rights and all managerial authority to Sky Achieve. (ASC 810-10-15-14(b)(1)).

●  The holders of the equity investment in Beijing Guoqiang lack the obligation to absorb the expected losses of Beijing Guoqiang, having assigned to Sky Achieve all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2)).

●  The holders of the equity investment in Beijing Guoqiang lack the right to receive the expected residual returns of Beijing Guoqiang, having granted to Sky Achieve all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15-14(b)(3)).

Because the relationship between Beijing Guoqiang and Sky Achieve is entirely contractual, the Company’s interest in Beijing Guoqiang depends on the enforceability of those agreements under the laws of the PRC. We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity or net income.

Cash and cash equivalent
For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Trade accounts receivable
Trade accounts receivable are stated at net realizable value, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is established based on the management’s assessment of the recoverability of accounts and other receivables.

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $30,011 and $12,297 as of March 31, 2011 and June 30, 2010 respectively.

Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Plant and equipments are depreciated using the straight-line method over 3-5 years estimated useful lives.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leasehold improvements are amortized using the straight-line method over the term of the leases or the estimated useful lives, whichever is shorter.

Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $0 as of March 31, 2011 and June 30, 2010 respectively.

Impairment of long-lived assets
The Company accounts for long-lived assets in accordance with ASC 360 “Accounting for the Impairment of Disposal of Long-Lived Assets”, which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

Revenue recognition
The Company recognizes revenue on product sales when each of the following conditions has been satisfied:

●   Persuasive evidence of a sales arrangement exists in the form of a written contract or an order and acknowledge.

●   The sales price has been fixed and made determinable by sales contract and/or invoice.

●   The product has been delivered to the customer’s warehouse – unless other terms for delivery have been specified in the contract – at which time the customer takes ownership and the risk of loss passes to the customers.

●   Payment has been received or the Company determines that collection of the related receivable is probable. Probability of collection is determined based on recurrent visits by the Company’s sales staff and accounting staff to the customer’s premises to assess the health of the customer’s business.

●   The 15 day right of return that we afford to customers has expired.

Net sales of products represent the invoiced value of goods, net of Value Added Taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Our standard contract allows customers, within 15 days after delivery, to return for cash or exchange products with which they are not satisfied. Shipping charges on the return are allocated between the customer and the Company based on relative fault. We do not recognize revenue until the 15 day right of return has expired. After the 15 days has expired, the Company provides customers with no additional post-delivery rights, except as set forth in its product warrant. We record a provision for warranty claims, which is based on historical warranty claims data and represents the Company’s best estimate of warranty claims it will experience.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2011 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

Foreign currency translation
The functional currency of Beijing Guoqiang is Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rates at the balance sheet date, equity accounts are translated at historical exchange rates, and income and expenses items are translated using the average rate for the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Translation of amounts from RMB into US dollar has been made at the following exchange rates for the respective years:

CHINA LITHIUM TE CHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

March 31, 2011
Balance sheet	RMB 6.5703 to US $1.00
Statement of income and other comprehensive income	RMB 6.5876 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and other comprehensive income	RMB 6.8180 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts as of March 31, 2011 and June 30, 2010.

Fair value of financial instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, accounts payable, accrued expenses, taxes payable, payroll and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

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

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of cash flows
In accordance with Accounting Standards Codification, ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Stock-based compensation
The Company adopted the provisions of ASC 718, “stock compensation,” which establishes the accounting for employee stock-based awards. Under the ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (i.e. the vesting period of the grant).  The fair value of shares granted is deemed to be the closing traded price of our common stock on the date of grant.

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $1,135,846 and $0 for the nine months ended March 31, 2011 and 2009, respectively.

Recently issued accounting standards
In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The amendments were effective January 1, 2011 and the Company adopted this guidance on January 1, 2011 which did not have a material impact in the consolidated financial statements.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of this guidance does not have impact on the consolidated financial statements since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of its ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

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

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

3.   INVENTORIES

The components of inventories at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Raw Materials	$663,139	$440,027
Work in Process	538,938	90,428
Finished Goods	293,700	253,827
Low Value Items	1,789	1,731
Total	$1,497,566	$786,013

As of March 31, 2011 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Building and Improvement	$134,571	$41,859
Machinery and Equipment	639,757	307,249
Motor Vehicle	30,544	29,460
Less: Accumulated Depreciation	(183,247)	(116,757)
Total Property and Equipment, net	$621,626	$261,811

Depreciation expenses for three quarters ended March 31, 2011 and year ended June 30, 2010 were $62,195 and $69,021 respectively.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of March 31, 2011 and June 30, 2010 was comprised of the following:

	March 31, 2011	June 30, 2010
Intangible Assets	$112,395	$106,719
Less: Accumulated Amortization	(43,002)	(33,811)
Total Intangible Assets, net	$69,393	$72,907

Amortization expenses for the three quarters ended March 31, 2011 and year ended June 30, 2010 were $7,984 and $10,561 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2011	$10,733
2012	10,733
2013	10,733
2014	10,733
2015	10,733
Total 5 years	$53,665

6.  ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of March 31, 2011 and June 30, 2010, accounts receivable and allowance for doubtful account as follow:

	March 31, 2011	June 30,2010
Accounts Receivable	$4,631,485	$4,201,211
Less: Allowance for Doubtful Accounts	(34,830)	(147,022)
Total Accounts Receivable, net	$4,596,655	$4,054,189

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

7.  ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $1,311,605 and $1,832,512 as of March 31, 2011 and June 30, 2010 respectively, represent the accounts payable by the Company to the suppliers.

8.  ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of March 31, 2011 and June 30, 2010, the balance was $46,573 and $45,074, respectively.

Other accounts payable consists of miscellaneous items. As of March 31, 2011 and June 30, 2010, the balances were $9,645 and $4,495, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of March 31, 2011 and June 30, 2010, the warranty accrual was $321,462 and $237,374 respectively.

For the nine months ended March 31, 2011, the company paid $10,586 directly for warranty claims. Also, the company accrued $86,165 as the warranty accrual with respect to sales during the period.

10. STOCKHOLDERS’ EQUITY

As of March 31, 2011, 783,000,000 shares have been authorized and 21,659,811 shares are issued and outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

11. STOCK-BASED COMPENSATION

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company’s employees in recognition of prior services. The Company has recorded the transfer as a contribution to the Company’s capital and a stock-based compensation expense, which was valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded to in relation to this transfer during the period ended March 31, 2011 was $717,000.

On October 6, 2010, the Company adopted the 2010 Stock Award Plan (the “2010 Plan”). The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's stockholders, and by providing the Participants with an incentive for outstanding performance. The Company has reserved 3,000,000 shares of common share for the options and awards under the 2010 Plan.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

11. STOCK-BASED COMPENSATION (continued)

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

The Company issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 18, 2010, valued by using our closing stock price of $1.10 on that date.  As of March 31, 2011, none of those shares had vested and no share had been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2010 Plan as of March 31, 2011, and changes for the period ended March 31, 2011, is presented below:

Unearned Stock Compensation as of October 18, 2010	$1,650,000
Unearned Stock Compensation Granted	-
Amortization of Unearned Stock Compensation	(418,846)
Unearned Stock Compensation as of March 31, 2011	$1,231,154

12. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of March 31, 2011 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the nine months ended March 31, 2011 and year ended June 30, 2010:

	March 31, 2011	June 30, 2010
China Pre-tax Income	$1,551,371	$3,266,452
Domestic Pre-tax Income	-	-
Total Pre-tax Income	$1,551,371	$3,266,452

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

12. INCOME TAXES (continued)

	March 31, 2011	June 30, 2010
China Income Tax Expense	$702,613	$837,486
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$702,613	$837,486

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	March 31, 2011	June 30, 2010
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0)%	(34.0)%
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	20.29%	0.64%
Effective Consolidated Current Income Tax Rate	45.29%	25.64%
(a). The 20.29% and 0.64% represent $1,256,562 (including $1,135,846 stock-based compensation expense) and $83,492 of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the nine months ended March 31, 2011 and year ended June 30, 2010.

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2011 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of total Accounts Receivable as follows:

	March 31, 2011		June 30, 2010
Customer Name	Amount	%	Amount	%
Shandong Motor Way Fujian Branch	412,066	8.90%	-	0.00%
Saiensi Resource Co., Ltd	297,049	6.41%	149,554	3.56%
Tianjin Chenxing Electronic MV Co., Ltd	286,136	6.18%	-	0.00%
Guangzhou Chuangxin Power Technology Co., Ltd	254,281	5.49%	413,975	9.85%
Beijing Renyuxin Trading Co., Ltd	234,464	5.06%	474,070	11.28%

The major vendors which represented more than 5% of total Accounts Payable as follows:

	March 31, 2011		June 30, 2010
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	753,314	57.43%	1,593,055	86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd	101,854	7.77%	98,574	5.38%
Beijing Anhua Lianhe Power Tech Co., Ltd	74,927	5.71%	12,913	0.70%

The major customers which represented more than 5% of the total sales for the nine months ended March 31, 2011:

	Nine Months Ended March 31, 2011
Customer Name	Amount	%
Shandong Motor Way Fujian Branch	914,987	8.04%

The major vendors which represented more than 5% of the total purchases for the nine months ended March 31, 2011:

	Nine Months Ended March 31, 2011
Vendor Name	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	4,310,784	55.49%
Beijing Anhua Lianhe Power Tech Co., Ltd	1,784,885	22.98%
Guangzhou Fanyubaiyun Electronic Co., Ltd	558,168	7.19%

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

14. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of the Company’s directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. In the nine-month period ended March 31, 2011, purchases from Heilongjiang ZQPT totaled $4,310,784, or 55.49% of the total purchase for the nine-month period. As of March 31, 2011, the total amount due to Heilongjiang ZQPT was $753,314, or 57.43% of the total accounts payable. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable.

As of June 30, 2010, there are two supply contacts outstanding between the Company and Heilongjiang ZQPT, one dated February 24, 2010 and the other dated March 22, 2010. The February 24 contact contains the parties’ agreement to purchase and sell 3000 units of a specified 72 volt battery for 27,000 RMB per unit. Delivery will be scheduled by Beijing Guoqiang by notice not less than 25 days before delivery. Heilongjiang ZQPT shall pay transportation costs. Title transfers ex factory, and national testing standards will apply. The March 22 contract has identical terms, but contemplates the purchase and sale of 60,000 units of a 3.2 volt battery at 105 RMB per unit.

15.   RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders’ Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders’ Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the capital associated with the shares issued in the reverse merger is shown as outstanding in the balance at June 30, 2008 and thereafter, and the effect of the reverse merger is a reclassification of $19,151 from additional paid-in capital to stated capital. The restatement did not have a material effect on the total stockholders’ equity at any period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, the realization of which may cause the prediction implicit in the forward-looking statements to be unrealized.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

 Results of Operations

Our revenue during the three months ended March 31, 2011 was $3,361,885, an increase of $730,844 or 27.8% from the revenue we reported for the three months ended March 31, 2010.  Our third quarter revenue tends to lag the first and second quarters, and did so in this fiscal year as well.  The seasonality of battery sales primarily occurs because our customers try to reduce battery inventory during the winter, since battery capacity is adversely affected by cold weather.

Revenue during the nine months ended March 31, 2011 was $11,334,652, an increase of 12.9% from the nine months ended March 31, 2010. The increase in our revenue during the three and nine months was primarily due to our success in refocusing our marketing on higher margin products, specifically replacing sales of low margin battery packs with sales of higher margin power supplies and battery chargers along with increased sales of our battery modules. This reorientation of our sales is evident in the following breakdown of per-product line revenues:

	3 months ended Mar 31,2011	3 months ended Mar 31,2010	Change	Percentage
Battery Safety System	1,465,262	1,574,008	-108,746	-6.9%
Battery Module	856,827	444,187	412,640	92.90%
Battery Pack	0	94,006	-94,006	-100.00%
Electric Vehicle Battery	225,494	-	225,494	-
Power	727,511	491,090	236,421	48.14%
Chargers	86,791	27,751	59,040	212.75%
Total Revenue	3,361,885	2,631,042	730,843	27.78%

	9 months ended Mar 31,2011	9 months ended Mar 31,2010	Change	Percentage
Battery Safety System	5,746,841	6,064,683	-317,842	-5.2%
Battery Module	2,638,274	834,545	1,803,729	216.13%
Battery Pack	104,576	1,439,931	-1,335,355	-92.74%
Electric Vehicle Battery	1,065,488	818,820	246,668	30.12%
Power	1,515,713	864,534	651,179	75.32%
Chargers	263,760	37,047	226,713	611.96%
Total Revenue	11,334,652	10,059,560	1,275,092	12.68%

There was no significant change in the efficiency of our manufacturing operations from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2011. Our gross margin in each period was approximately 38%. Accordingly, our gross profit increased in proportion to the increase in our revenue from period to period. The comparison of nine month periods showed an improvement, however, as we achieved a 36% gross margin in the nine months ended March 31, 2011 and only a 32% gross margin in the nine months ended March 31, 2010. The improvement was primarily attributable to the fact that in the later part of fiscal year 2011 we reoriented our sales effort to reduce the sales of battery packs, which had a margin of 10%, and increase the sales of power supplies (49% profit margin) and battery chargers (25% profit margin). At the same time, we improved our production technique, which helped us lower the cost of goods sold. For the three months ended March 31, 2011, the cost of goods sold was 61.6% compared to 62.3% of the same period in 2010; while for the nine months ended March 31, 2011, the cost of goods sold was 63.8% compared to 68.1% during the nine months ended March 31,2010.

Our operating expenses increased significantly in both the three and nine month periods ended March 31, 2011. During the three months ended March 31, 2011, the primary increase was in general and administrative expenses, which showed a 212% ($441,609) increase in the three months ended March 31, 2011 and a 248% ($1,182,811) increase in the nine months ended March 31, 2011. The cause of the increases was stock compensation given to our employees to incentivize them. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. He also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000, the market value of the shares, in the first quarter of fiscal 2011.

We also issued 1,500,000 shares to six of our most important employees in October 2010. The shares vest over a five year period, and we will recognize the expense related to the shares over that period. During the second quarter of fiscal 2011 we expensed $190,385 and expensed $228,462 during the third quarter as a result of the October grant.

Our sales expenses also increased sharply, growing by 80% ($123,703) in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Sales expenses also increased in the nine months ended March 31, 2011, growing 160% ($1,581,203) over sales expenses in the nine months ended March 31, 2010. The primary reason for these sharp increases has been our efforts to upgrade our selling effort. At the end of the June 2011 fiscal year, we signed a contract, to commence in July 2011, with a sales training company. The trainers are implementing a fully program of sales training for our marketing staff. As a result, we paid $39,000 for sales training in the three months ended March 31, 2011 and $89,000 for sales training in the six months ended March 31, 2011.

The R & D expenses fell because of a capitalization of R & D expenses. Before the new product can be successfully produced, the cost of R & D for this product is recorded as an asset in work-in-progress in the inventory account. When the new product is released to the market, the cost is moved into intangible assets account. The R & D expenses were $28,326 and $48,930 respectively for three months ended March 31, 2011 and 2010; and were $68,321 and $80,260 respectively for nine months ended March 31, 2011 and 2010.

As a result of the increase in our operating expenses during the recent periods, our operating income fell, despite the increase in our revenues.  Operating income fell from $539,592 in the three months ended March 31, 2010 to $310,069 in the three months ended March 31, 2011, and from $2,214,037 in the nine months ended March 31, 2010 to $1,524,488 in the nine months ended March 31, 2011.  Since the decline was attributable to the $717,000 stock-based compensation expense in the first quarter, and $418,847 stock award plan expense in the second and third quarter, events that we do not plan to replicate, we expect that in the future our net income will grow as our revenues grow.

We pay tax on our operating income in China at the national corporate rate of 25%.  However, because the stock compensation expenses are not deductible in China, our effective tax rate for the current year is much higher.  For the three months ended March 31, 2011 we recorded a provision of $153,538 for income tax, equal to 47% of our re-tax income.  For the nine month period then ended, our provision for income tax equaled 45% of pre-tax income.  During the comparable periods of fiscal year 2010, our income tax provisions had been approximately 25%.  As a result, our net income for the three and nine month periods ended March 31, 2011 were 58% and 49% lower than net income for the three and nine month periods ended March 31, 2010, respectively.

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gains of $25,640 and $227,609 during the three and nine months ended March 31, 2011, as compared to $142 and $35,704 during the three and nine months ended March 31, 2010.

Liquidity and Capital Resources

During the first nine months of fiscal 2011, our working capital increased by $1,855,913 to $7,012,177 at March 31, 2011. The two components of working capital that made the largest increases were:

•
Accounts receivable, net, which increased by $542,466. The increase was primarily attributable to the increase in our nine month sales volume.  In addition, we re-evaluated our accounts receivable at March 31, 2011 and determined that the $147,022 allowance for doubtful accounts that we recorded at June 30, 2010 could be reversed, as we had no accounts that were older than 90 days at March 31, 2011 and all accounts appeared likely to be paid on time. On March 31, 2011, there was $3,668,131 of account receivable within 30 days, which was 79.8% of the total account receivable; while $928,524 of account receivable for 31-60 days, which was 20.1% of the total account receivable. It should be noted that the program we had initiated in fiscal 2011 of allowing new customers extended payment terms has resulted in no accounts that are older than would be allowable under our customary payment terms.

•
Inventory, which increased by $771,553. The increase reflects our higher level of operations, as only $223,112 of the increase occurred in raw materials, while $448,510 of the increase is attributable to work in progress and finished goods. Under the ABC inventory management system that we implemented during 2010, we keep low or no inventory of commonly available components and purchase them as needed.  We purchase components with long delivery cycles when prices appeared low, and kept them in stock to assure availability. During the third period of fiscal year 2011, the prices of certain long delivery term components appeared to be lower, and we stocked some for our future manufactory use.

The value of our property and equipment has increased during the current fiscal year. On March 31, 2011, primarily attributable to the improvement of our Guangzhou Plant and Hangzhou R & D center. In order to increase the quality of our products, we purchased battery sorting machines and examining machines for our Beijing plant for $153,846, and invested $72,308 in new machines for the Guangzhou plant, as well as $69,231in new machines for the Hangzhou R & D center. As a result, the book value of machinery and equipment was $639,757 on March 31, 2011, an increase of $332,508 from $307,249 as of June 30, 2010.

Accounts payable decreased to $1,311,605 on March 31, 2011, as compared to $1,832,512 on June 30, 2010. We made a significant reduction in our payable to our primary components vendor, Heilongjiang Zhongqiang Power-Tech Co. Ltd, to whom we had owed $902,391 at June 30, 2010.

Despite net income of $848,758 for the nine months ended March 31, 2011, our operations provided us only $192,500 in cash. The primary reasons for the discrepancy were the increases in accounts receivable and inventory discussed above. In addition, we used $687,880 in cash to reduce our accounts and taxes payable. In other words, this low cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. During the year ended June 30, 2010, our operations provided us $2,728,015 in cash, including $825,178 in the first nine months of that fiscal year. We expect that for the forseeable future, our operations will provide us significant cash yield.

Our operations are cash-positive. With these resources, we expect that we will be able to fund the implementation of our business plan for the forseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, Liu Kun, and Principal Financial Officer, Fang Chun Ping, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. The weaknesses in the Company’s controls and procedures consisted of (a) a lack of expertise in identifying and addressing accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in certain errors in accounting identified in Note 15 to the Consolidated Financial Statements, (b) a lack of expertise among Company personnel with regard to the disclosure requirements arising under the Rules of the Securities and Exchange Commission, and (c) inadequate review by management personnel of the Company’s reports prior to filing.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

CHINA LITHIUM TECHNOLOGIES, INC.

DATE: May 16, 2011	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)