Form 10-K/A
period 2010-06-30
China Lithium Technologies Inc.
filed 2011-05-20
CIK 888719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 1

This amendment is being filed in order to:

•	Clarify certain factual matters and give retroactive effect to the 2010 reverse stock split in Item 1, “Business;”

•	Expand the disclosure in Item 2, “Properties;”

•	Provide additional historical price information in Item 5, “Market Information;”

•	Clarify certain matters and provide an analysis of critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Include a revised audit opinion;

•	Restate the Statements of Changes in Stockholders’ Equity for the reasons set forth in Note 15 to the Financial Statements;

•	Clarify and expand the disclosure in the Notes to Financial Statements;

•	Modify Item 9A(T) re disclosure controls and procedures;

•	Correct the date of Management’s Report on Internal Controls in Item 9A(T);

•	Provide additional disclosure in Item 10, “Directors and Executive Officers;”

•	Provide additional disclosure in Item 11, “Executive Compensation;”

•	Correct the disclosure in Item 12, “Security Ownership;” and

•	Include additional exhibits.

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified.  For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

China Lithium Technologies, Inc.

FORM 10-K/A
(Amendment No. 1)

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

Research & Development is one of our most important strengths. Our management team is attentive to develop the core technologies to satisfy the needs of our customers. As of September 2010, we have three patents pending in China reflecting our R&D achievements for the past four years of development. Our R&D researchers are focused on the improvement of lithium battery module groups applicable to vehicle ignition power and wireless charging technology, our manufacturing processes for lithium-ion battery modules, and automated production of lithium-ion battery power systems and chargers. We are proud of our environmentally friendly product line. In order to meet domestic and international market demand, we are constantly upgrading our existing products to expand our market share.

Our Corporate History

We were incorporated under the laws of the State of Minnesota on July 7, 1986 as Sweet Little Deal, Inc. The Company was formed to invest in and develop recreational real estate, and to invest in other businesses, particularly medical technology. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd..

On August 1, 2007, the board members appointed new directors, Michael Friess and Chloe DiVita, and then resigned as officers and directors of the Company. The new board members appointed Sanford Schwartz to the board as a Director. On September 30, 2007, the Company issued 245,455 shares of its common stock to two individuals, (Sanford Schwartz and Michael Friess), for a $6,116 cash payment. Additionally, the Company agreed to issue additional shares to these two individuals resulting in 80% control of the Company for an additional cash payment following the proposed increase in the Company's authorized capital. The two individuals were issued 560,902 shares on January 31, 2009 to settle the agreement.

On January 12, 2009 the Company completed the migratory merger to Nevada . The Company completed the 1 for 5 reverse split of its common stock effective March 20, 2009. Until March 19, 2010, we were defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Acquisition of Achieve Achieve

                On March 19, 2010, we acquired all of the outstanding capital stock of Sky Achieve. As a result of the Acquisition, China Lithium Technologies issued 19,151,827 shares of its common stock to the shareholders of Sky Achieve (the "Share Issuance"). Those shares represent 95 % of the outstanding shares of China Lithium Technologies. Of the 19,151,827 shares issued, 17,236,645 of the shares were issued to Kun Liu, who is the Chief Executive Officer of Sky Achieve and now the Chairman of China Lithium Technologies. The remaining 1,915,183 shares were issued to Youhua Yu, the Chairman of Sky Achieve. Also on March 19, 2010, Kun Liu (the "Purchaser"), 100% owner of Beijing GuoQiang, purchased from Michael Friess and Sanford Schwartz, the former principal stockholders ("Selling Shareholders") of China Lithium Technologies pursuant to a Stock Purchase Agreement (the "SPA") dated March 4, 2010. As a result of these transactions, persons associated with Beijing Guoqiang now own securities that represent 96% of the equity in China Lithium Technologies. The shares issued have not been registered under the Securities Act of 1933, as amended, in reliance upon an exception under Sections 4(2) of said act.

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

Material Operating Entities

Sky Achieve Holdings, Inc.

                Sky Achieve was organized on November 5, 2009 under the laws of British Virgin Islands. It had no business activity from its inception until January 5, 2010. On January 5, 2010, Sky Achieve obtained control over the business of Beijing Guoqiang by entering into five agreements with Beijing Guoqiang and the equity owners of Beijing Guoqiang. The agreements are designed to transfer to Sky Achieve all of the responsibilities for management of the operations of Beijing Guoqiang, as well as all of the benefits and all of the risks that arise from the operations of Beijing Guoqiang. The relationship is purely contractual, however, so the rights and responsibilities of Sky Achieve with respect to Beijing Guoqiang are ultimately dependent on the willingness of the courts of the PRC to enforce the agreements. We are not aware of any judicial test of similar agreements to date. For accounting purposes, Beijing Guoqiang is deemed to be a variable interest entity with respect to Sky Achieve, and its balance sheet accounts and financial results are consolidated with the accounts and results of Sky Achieve for financial reporting purposes.

The five agreements that define the relationship between Sky Achieve and Beijing Guoqiang each has a term of ten years. The following summarize the material terms of the agreements:

Consulting Services Agreement and Operating Agreement. These two agreements provide that Sky Achieve will be fully responsible for the management of Beijing Guoqiang, both financial and operational. Sky Achieve has assumed responsibility for the debts incurred by Beijing Guoqiang and for any shortfall in its registered capital. In exchange for these services and undertakings, Beijing Guoqiang pays a fee to Sky Achieve equal to the net profits of Beijing Guoqiang. In addition, Beijing Guoqiang pledges all of its assets, including accounts receivable, to Sky Achieve. Meanwhile, Beijing Guoqiang's shareholders pledged the equity interests of Beijing Guoqiang to Sky Achieve to secure the payment of the Fee.

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

                Our BMS has the following functions: real-time detection of the voltage of all single units, multi-point battery temperature and environment temperature, current working status of battery pack, insulation resistance, record of charge and discharge times, assessment over state of charge (SOC) of battery pack, battery malfunction alarm, communication with vehicle-mounted monitoring equipment and transfer battery state to the display, balancing of charge and discharge power, efficiency, electric quantity, AH,WH, dump energy, An WH min Km , flexibly set alarm parameters of upper and lower limits of tension, electric current, electric quantity, communicating with charger and motor controller and thus improving the battery safety, realizing the optimal combination of different battery packs in the module, and etc.

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

* High-power Lithium-ion battery charger
                Beijing Guoqiang is capable of providing high-power lithium-ion (Plumbous acid /Nickel Cadmium/ silicon energy) battery charger (charger/charging station) products of above 200W 10KW. In June 2009, our lithium-ion battery charger of 12V, 24V, 36V, 48V obtained European CE certification with certificate number of BST09062243003C-1 and BST09062243003C-2.

                Our battery charger products are widely used by one hundred standard vehicles. We can also design and produce customer-made chargers to satisfy the special needs of vehicle manufacturers. Specifically, we have the following series of standard charger products:

                (1) 200W 10KW A~K Full-intelligent charger/battery waterproof charger
                (2) Programmed intelligent battery charger

Below are the pictures of some of our charger products.

K-type full-intelligent battery charger,	D-type full-intelligent battery charger,	9KW programmable battery intelligent charger

Core Technology and R&D

                The lithium-ion battery management technology is the core technology in the field of electric vehicles and electric bicycles, while battery management system (BMS) is the key element in battery management. It is vital in safe application and life-time dilation in bunching use of lithium-ion power battery. Through R&D efforts of our technology teams, we have developed a very competitive battery management system capable of real-time monitoring over battery statement in the process of car running or charging. Our Controller Area Network (“CAN”) system is designed to connect the motor controller and the charger in such a way as to minimize heat and maximize power output.

                We have three patent applications pending in China, which were filed in August 2010. The applications cover the rechargeable battery, lithium ion battery balance charge protection system, and charger system that are elements of our three wire charging system. The three wire charging system invention provides a safe solution to the automobile using lithium-ion battery module. It includes a digital control voltage feedback multilevel current device to resolve an equilibrium problem of connecting large-capacity lithium-ion batteries in series. It also includes a bidirectional current automatic converter to make a standard automotive two-wire battery charge and discharge system  achieve a three-wire system function of lithium-ion battery. We expect that the approval of the patent will give us an impetus to grow in Lithium-ion battery industry in its application in automobile industry.

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

                We have two R&D centers: one in Beijing Zhongguancun S&T Park and the other in Hangzhou. Our first R&D center in Beijing was established in 2007, which is focused on the development of battery modules. In October 2009, we established our second research center in Hangzhou, Zhejiang province in China, which is mainly focused on the research and development of battery protection and management system. Our two R&D centers have a senior R&D team of 38 personnel each of whom has strong academic and technology background in different sections of the Lithium-ion battery industry. Most of our R&D team members have work experiences of over 5 years and have extensive experience in the lithium-ion battery industry. We have also developed long-term and wide cooperation with institutions with expertise in lithium-ion battery industry including the 19th Institute of Chinese Electronic S&T Group, the 15th institute of Chinese Electronic S&T Group, Beijing University of Aeronautics and Astronautics, and Beijing University of Information Science and Technology, in the field of power lithium-ion battery.

Our Lithium-ion Battery Management System (BMS)

                Our proprietary Lithium-ion Battery Management System (BMS) solves the energy loss and safety issues in lithium-ion vehicle batteries, optimizes power utilization, and realizes the high power need for ignition of car batteries, especially in low temperatures.

                Our lithium-ion BMS as shown in diagram below has the following strength:

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

Globally, four types of companies are mainly involved in the lithium-ion battery industry:

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

                 China has over 120-million E-bikes on its streets. Since early in 2010 the government of China has had under consideration a regulation titled “Electrical Motorcycle and Electrical Bicycle Safety Regulation.” The regulation, if enacted by the government of China, will classify electric bicycles as motorcycles if they weigh more than 20kg or travel faster than 20km/h. If that regulation is adopted, the demand for lighter E-bikes will increase, because classification of a vehicle as a motorcycle subjects it to all of the regulation applicable to ownership and operation of a motor vehicle, such as the requirement of an operator license and insutance. Also, motorcycles are banned in many cities in China. A demand for lighter E-bikes is likely to shift market demand from E-bikes carrying heavier lead-acid batteries to E-bikes build with Lithium-ion batteries.

Overseas sales

                 We intend to expand to overseas markets with our manufacturing partners, particularly in E-bikes, electric scooters, hybrid and electric cars. The Company will expand its lithium-ion battery business as a cost-effective, reliable power solution supplier to hybrid and electronic vehicle manufacturers and consumer electronics manufacturers.

                 We believe that the market demand in the nations of European Union for 60 Ah and 80 Ah large capacity battery module products is likely to increase in the near future.  In 2006 the Restiction of Hazardous Substance Directive (2002/95/EC) and the Waste Electrical and Electronic Equipment Directive (2002/96/EC) became effective in the European Union. The directives restrict the use of lead, among other hazardous materials, in the manufacture of equipment. As a result, we expect increased momentum in the replacement of lead batteries by lithium-ion batteries for tour buses and motorcycles, which primarily use 60AH and 80AH batteries. We have been testing the two types of battery modules in the lab ofour research center. We expected to produce a small batch of the two types of products in October, 2010 and planned to market them mainly in the overseas market. Each of the two battery modules consist of three parts: battery, management system and charger. The three parts can be sold as acombined set, or each part canbe sold separately. For the combined set, the gross margin could reach 30-40%.

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

Environmental Law Compliance

                 We assemble our products from components. Some of the components are generic off-the-shelf electronic items. Some of the components were designed by our research and development staff, but are manufactured to our order by suppliers. We do not utilize any minerals in their natural state nor engage in any chemical processing. For that reason, our environmental law compliance costs are minimal. In addition, since China does not have additional environmental regulations dealing with climate change that apply to our operations, we have not planned material capital expenditures for environmental control facilities or changes in our business practices specific to climate change.

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

                 Our principal operating subsidiary, Sky Achieve Inc., is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation.

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

ITEM 1B.Unresolved Staff Comments

Not applicable.

ITEM 2.Properties

The Company carries on operations in five locations, each of which is a leasehold. We believe that this assembly of property will be adequate for our operations for the foreseeable future. The lessors of our properties in China are third parties who have no other relationship with the Company. The lessor of our offices in New York City is Advanced Battery Technologies, Inc., which is the parent corporation for our largest supplier of batteries. The properties leased to the Company are:

Leased Properties	Location	Use	Lease Term	Space (Square Feet)	Annual Rent
Beijing Plant	88A West, North Industry Area, Erbozi Industrial Region West 88-A, Huilongguan, Changping District, Beijing, China	Assembly of battery modules	1/1/2008-12/31/2012	16,146	$31,636

Executive Offices	34 South Zhongguancun Rd, Suite 1701, Haidian District, Beijing, China.	Administrative, sales, R&D	11/10/2009-10/09/2014	3,186	$29,293

Guangzhou Plant	Minyin Technology District, 1633 Beitai Rd, Baiyun District, Guangzhou, Guangdong Province, China	Assembly of battery modules	9/2/2009-9/1/2014	19,375	$31,636

Hangzhou Center	351 Changhe Rd, Suite 4-A201, Binjiang District, Hangzhou, Zhejiang Province, China	Research & development	9/4/2009-9/3/2012	3,229	$24,313

New York Office	15 West 39th Street Suite 14B, New York, NY 10018	Investor Relations	Montly	215	$12,000

ITEM 3.Legal Proceedings

We are currently not aware of any pending legal proceedings which involve us or any of our properties or subsidiaries.

ITEM 4.Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders from June 30, 2009 to June 30, 2010.

PART II.

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

There is only a very limited market for the Company's securities. Prior to March 20, 2009 there was no marked for the Company’s securities.  The Company's securities were listed on the OTC Bulletin Board on March 20, 2009, and are currently listed under the symbol "CLTT". Prior to June, 2010, our securities were listed under the symbol "PISV". There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter in the period from March 20, 2009 to June 30, 2010.
	High ($)	Low ($)
Year Ended June 30, 2010
First Quarter Ended September 30, 2009	0.044	0.0002
Second Quarter Ended December 31, 2009	0.066	0.0002
Third Quarter Ended March 31, 2010	2.596	0.066
Fourth Quarter Ended June 30, 2010	0.176	0.176

Year Ended June 30, 2009	-	-
Third Quarter Ended March 31, 2009	-	-
Fourth Quarter Ended June 30, 2009	0.044	0.044

HOLDERS

As of September 2, 2010, there were 64 holders of record of our common stock.

DIVIDENDS

None

ITEM 6.Selected Financial Data

N/A

ITEM 7.Management's Discussion and Analysis or Financial Condition and Results of Operation

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

Cost of Goods Sold

Cost of goods sold included direct material cost and direct labor cost. For the year ended June 30, 2010, our total cost of goods sold amounted to $9,568,363 or approximately 67.91% of revenues as compared to cost of goods sold of $7,989,327 or approximately 72.88% of revenues for the year ended June 30, 2009. The decrease in cost of goods sold as a percentage of total revenue was primarily due to changes in the assortment of non-system sales made during the year. The most significant change was that we reduced by 28% our sales of battery patches, since their sales revenue yielded less than 4% in operating income, and introduced a line of power products which produced $1.2 million in sales revenue and over $600 thousand in operating income..

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

For the year ended June 30, 2010, general and administrative expenses were $471,414 as compared to $255,703 for the fiscal year of 2009, an increase of $215,711 or approximately 84.36%. This increase was due to the establishment of our New York office in 2010 and the second research center in Hangzhou in October 2009.. The wages and salary and benefit for employees work in all the general and administrative departments are also part of our expenses. The Chinese government increased the minimum wage and salary level by approximately 20%.

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

As of June 30, 2010, our accounts receivable, net of allowance for doubtful accounts, was $4,054,189 as compared to $2,404,088 as of June 30, 2009, an increase of $1,650,101. The primary reason for the increase in receivables was the increase in our overall sales activity. At the same time, however, during fiscal year 2010 we provided new customers extended payment terms as an incentive to initiate a relationship with us. Our standard payment terms are 0/60/90 days from delivery. To some of our significant new customers, however, we offered payment terms of 60/90/120 days, albeit on their initial orders only. Since we had a number of new customers during fiscal year 2010, this promotion contributed to the increased level of our accounts receivable. At June 30, 2010, $807,770 of our accounts receivable had been outstanding for more than 90 days.

As of June 30, 2010, our inventories totaled $786,013, as compared to $2,567,320 as of June 30, 2009, a decrease of $1,781,307. This change was primarily due to improvements in our inventory management system. Under our new “ABC inventory management” system, we classified the components used for our products by availability and price sensitivity. We maintained low or no inventories of commonly available components and purchased them as needed. On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability. The result was a significant reduction in our inventory levels. . We expect our inventory will maintain at its current level in the near future.

As of June 30, 2010, our advances to suppliers were $12,297 as compared to $785 as of June 30, 2009, an increase of $11,512. The increase was primarily attributable to the increase in manufacturing size and purchase orders, which needed more raw materials from the suppliers.  .

As of June 30, 2010, our Prepaid Expenses was $68,169 as compared to $106,476 as of June 30, 3009, a decrease of $38,307. The decrease primarily occurred as a result of expensing of prepaid rent.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the Financial Statements for the year ended June 30, 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results:

•
Our decision, set forth in Note 6 to the Financial Statements, to record $147,022 as the allowance for doubtful accounts among the $4,201,211 in accounts receivable on our books at June 30, 2010. The determination of the allowance was based on our review of each account, including age of the account, payment history of the debtor, credit worthiness of the debtor, and any other factors we deemed relevant.

•
Our decision, set forth in Note 9 to the Financial Statements, to accrue an allowance for warranty claims equal to 1.0 percent of sales. The determination was based on our history of warranty claim payment, which has been less than 0.5% of sales.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risks

N/A

ITEM 8.Financial Statements and Supplementary Data

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

CHINA LITHIUM TECHNOLOGIES, INC.

FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-26

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-27 & 28
CONSOLIDATED STATEMENTS OF INCOME	F-29
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY	F-30
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-31

NOTES TO FINANCIAL STATEMENTS	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Lithium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of China Lithium Technologies, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in stockholders’ equity and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Lithium Technologies, Inc. as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of June 30, 2010. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/P.C.LIU, CPA, P.C.

P.C.LIU, CPA, P.C.
Flushing, NY

August 31, 2010

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,761,427	$407,333
Accounts Receivable	4,054,189	2,404,088
Other Accounts Receivable	48,621	24,507
Advanced to Suppliers	12,297	785
Inventory	786,013	2,567,320
Prepaid Expenses	68,169	106,476

Total Current Assets	7,730,716	5,510,510

Plant & Equipment, net	261,811	116,426
Patent and Other Intangibles, net	72,907	80,101

Total Assets	8,065,434	5,707,037

“ Continued on next page”

“ The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	1,832,512	1,819,740
Advance from Customers	3,329	4,426
Payroll Payable	57,186	34,123
Tax Payable	310,989	174,998
Other Accounts Payables	4,495	122,873
Interest Payables	-	32,731.76
Accrued Expenses	45,074	29,886
Loan from Shareholders	83,492	381,334
Warranty Accrual	237,374	186,601

Total Current Liabilities	2,574,452	2,786,714

Total Liabilities	2,574,452	2,786,714

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized; 0 share issued and outstanding as of June 30, 2009 and 2010	-	-
Comon stock, par value $0.001, 780,000,000 shares authorized; 1,007,936 shares issued and outstanding as of June 30, 2009; 20,159,811 shares issued and outstanding as of June 30, 2010	20,159	1,008
Additional Paid in Capital	252,771	157,436
Reserved Funds	467,186	-
Accumulated Other Comprehensive Income	98,594	71,387
Retained Earnings	4,652,271	2,690,492

Total Stockholders' Equity	5,490,982	2,920,323

Total Liabilities and Stockholders' Equity	$8,065,434	$5,707,037

“ The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Revenues	$14,089,484	$10,962,927
Cost of Goods Sold	9,568,363	7,989,327

Gross Profit	4,521,121	2,973,600

Operating Expenses:
Manufacturing Expenses	250,037	112,022
R & D Expenses	114,995	43,135
Sales Expenses	419,547	258,791
General and Administrative Expenses	471,414	255,703
Total Operating Expenses	1,255,993	669,652

Income from Operations before Other Income and (Expenses)	3,265,128	2,303,948

Other Expense and (Income):
Financial Expenses (Income)	-	7,830
Other Expenses (Income)	(1,324)	(798)
Total Other Expense and (Income)	(1,324)	7,032

Income before Income Taxes	3,266,452	2,296,916

Provision for Income Taxes	837,486	574,229

Net Income	2,428,966	1,722,687

Other Comprehensvie Income;
Unrealized Gain (loss) on Foreign Currency Translation	27,207	7,993

Comprehensive Income	$2,456,173	$1,730,680

Earnings Per Common Share-Basic and Diluted	$0.12	$1.71

Weighted Average Common Share - Basic and Diluted	20,159,811	1,007,936

“The accompanying notes are an integral part of these financial statement”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2008	-	$-	-	$-	$-	$63,394	$967,804	$-		$1,031,198

Issued common stock			1,007,936	1,008	157,436					158,444
Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds							-	-		-
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive Income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	1,007,936	$1,008	$157,436	$71,387	$2,690,491	$-		$2,920,323

Issuance of common stock			19,151,875	19,151	95,335					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Footnote A (Reseved Funds):	Restrictived retained earnings for the benefit of empoyees

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:

Net Income	$2,428,966	$1,722,687
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization Expense	79,582	39,793
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,650,101)	(1,539,295)
Inventories	1,781,307	(199,629)
Prepaid Expenses	38,308	(65,075)
Advanced to Suppliers	(11,512)	(58)
Other Accounts Receivables	(24,114)	(13,638)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	12,772	958,692
Advance from Customers	(1,097)	2,391
Taxes Payable	135,991	41,206
Payroll Payable	23,063	138
Interest Payable	(32,732)	8,273
Warranty Accrual	50,773	110,117
Other Account Payable	(118,378)	(317,440)
Accrued Expenses and Other Payables	15,188	15,043

Net Cash (Used) Provided by Operating Activities	2,728,016	763,205

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(223,292)	(20,082)
Purchases of Intangible Assets	(2,975)	(630)

Net Cash (Used) Provided by Investing Activities	(226,267)	(20,712)

“Continued on next page”

“ The accompanying notes are an integral part of theses financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Cash Flows From Financing Activities:

Loan from and (Repayment) to Shareholder	(299,925)	(305,598)
Capital Contribution	114,486	-
Repayment to Short Term Loan	-	(291,045)

Net Cash (Used) Provided by Financing Activities	(185,439)	(596,643)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	37,784	(3,208)

Increase in Cash and Cash Equivalents	2,354,094	142,642

Cash and Cash Equivalents -Beginning Balance	407,333	264,691

Cash and Cash Equivalents - Ending Balance	$2,761,427	$407,333

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Years for:
Interest Paid	$32,732	$-
Income Taxes Paid	$837,963	$493,444

“ The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

JUNE 30, 2010 AND 2009
1.	ORGANIZATION AND BASIS OF PRESENTATION (continued)

Reverse stock split
On June 2, 2010, the Company implemented a 1-for 2.2 reverse split of its common stock. All enumerations herein of numbers of common shares or per share amounts have been adjusted as needed to give retroactive effect to the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying audited consolidated financial statements include China Lithium Technologies, Inc. and its wholly owned subsidiary, Sky Achieve Holdings, Inc., as well as its variable interest entity, Beijing Guoqiang Global Science and Technology Development Co, Ltd. All significant inter-company transactions and balances have been eliminated in the consolidation.

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

JUNE 30, 2010 AND 2009

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $12,297 and $785 as of June 30, 2010 and 2009 respectively.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $9,828 as of June 30, 2010 and 2009 respectively.

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2010 and June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

June 30, 2009
Balance sheet	RMB 6.8259 to US $1.00
Statement of income and other comprehensive income	RMB 6.8259 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2010 and 2009.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

3.   INVENTORIES

The components of inventories at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Raw Materials	$440,027	$1,774,234
Work in Process	90,428	529
Finished Goods	253,827	790,034
Low Value Items	1,731	2,523
Total	$786,013	$2,567,320

As of June 30, 2010 and 2009, the Company has not recorded any reserve for inventory obsolescence.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Building and Improvement	$41,859	$0
Machinery and Equipment	307,249	124,480
Motor Vehicle	29,460	29,300
Construction in Progress	-	9,828
Less: Accumulated Depreciation	(116,757)	(47,182)
Total Property and Equipment, net	$261,811	$116,426

Depreciation expenses for years ended June 30, 2010 and 2009 were $69,021 and $29,533 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of June 30, 2010 and 2009 was comprised of the following:

	June 30, 2010	June 30, 2009
Intangible Assets	$106,719	$103,180
Less: Accumulated Amortization	(33,811)	(23,079)
Total Intangible Assets, net	$72,907	$80,101

Amortization expenses for years ended June 30, 2010 and 2009 were $10,561 and $10,260 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2011	$10,733
2012	10,733
2013	10,733
2014	10,733
2015	10,733
Total 5 years	$53,665

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

6.  ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2010 and 2009, accounts receivable and allowance for doubtful account as follow:

	June 30, 2010	June 30, 2009
Accounts Receivable	$4,201,211	$2,475,997
Less: Allowance for Doubtful Accounts	(147,022)	(71,908)
Total Accounts Receivable, net	$4,054,189	$2,404,088

7.  ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $1,832,512 and $1,819,740 as of June 30, 2010 and June 30, 2009 respectively, represent the accounts payable by the Company to the suppliers.

8.  ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of June 30, 2010 and June 30, 2009, the balance was $45,074 and $29,886, respectively. Other accounts payable consists of miscellaneous items. As of June 30, 2010 and June 30, 2009, the balances were $4,495 and $122,873, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of June 30, 2010 and June 30, 2009, the warranty accrual was $237,374 and $186,601 respectively.

For the year ended June 30, 2010, the Company honored warranty claims for a total of $33,961, which equaled 0.3% of sales during the year ended June 30, 2009 and 0.2% of sales during the year ended June 30, 2010.

10. STOCKHOLDERS’ EQUITY

As of June 30, 2010, 780,000,000 shares have been authorized and 20,159,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

11. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of June 30, 2010 and 2009. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the year ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
China Pre-tax Income	$3,266,452	$2,296,916
Domestic Pre-tax Income	-	-
Total Pre-tax Income	$3,266,452	$2,296,916

	June 30, 2010	June 30, 2009
China Income Tax Expense	$837,486	$574,229
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$837,486	$574,229

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	June 30, 2010	June 30, 2009
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0)%	(34.0)%
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	0.64%	-
Effective Consolidated Current Income Tax Rate	25.64%	25.00%
(a). The 0.64% represents $83,492 of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for year ended June 30, 2010. There was no US office during the year ended June 30, 2009.

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2010 and June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of total Accounts Receivable as follows:

	June 30, 2010		June 30, 2009
Customer Name	Amount	%	Amount	%
Beijing Anhualianhe Co., Ltd	275,539	6.56%	-	0.00%
Beijing Renxinyu Trading Co., Ltd	474,070	11.28%	84,753	3.42%
Yangguangsanwei Electronic Appliance Co., Ltd	258,880	6.16%	5,418	0.22%
Beijing Ziqiangfa Technology Co., Ltd	256,231	6.10%	49,388	1.99%
Beijing Jiruiyueda Electronic Facility Co., Ltd	349,617	8.32%	-	0.00%
Guangzhou Chuangxin Power Technology Co., Ltd	413,795	9.85%	-	0.00%

The major vendors which represented more than 5% of total Accounts Payable as follows:

	June 30, 2010		June 30, 2009
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	1,593,055	86.93%	1,462,803	80.39%
Guangzhou Fanyubaiyun Electronic Co., Ltd	98,574	5.38%	-	0.00%

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

12. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major clients which represented 5% and more of the total sales for the years ended June 30, 2010 and 2009 are as follows:

	June 30, 2010		June 30, 2009
Customer Name	Amount	%	Amount	%
Guangzhou Chuangxin Power Technology Co., Ltd	696,983	4.96%	-	0.00%
Yangguangsanwei Electronic Appliance Co., Ltd	931,367	6.62%	943,450	8.61%
Tianjin Dongfang Weier Technology Co., Ltd	683,181	4.86%	864,861	7.89%
Beijing Fuerxuan Technology Co., Ltd	649,665	4.62%	815,219	7.44%
Beijing Ziqiangfa Technology Co., Ltd	842,380	5.99%	576,399	5.26%
Beijing Renxinyu Trading Co., Ltd	1,108,604	7.24%	691,245	6.31%
Beijing Anhualianhe Co., Ltd	954,797	6.79%	583,005	5.32%
Hebei Shijihengxing Electronic Technology Co., Ltd	819,221	5.83%	500,276	4.56%

The major vendors which represented more than 5% of the total purchases for the years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	6,713,349	88.54%	7,479,764	92.74%
Guangzhou Fanyubaiyun Electronic Co., Ltd	397,352	5.24%	-	0.00%

13. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of the Company’s directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. Purchases from Heilongjiang ZQPT was $6,713,349, or 88.54% of the total purchases for the year ended June 30, 2010, and $7,479,764, or 92.74% of the total purchases for the year ended June 30, 2009. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable. As of June 30, 2009, the total amount due to Heilongjiang ZQPT was $1,462,803, or 80.39% of the total accounts payable.

As of June 30, 2010, there are two supply contracts outstanding between the Company and Heilongjiang ZQPT, one dated February 24, 2010 and the other dated March 22, 2010. The February 24 contact contains the parties’ agreement to purchase and sell 3000 units of a specified 72 volt battery for 27,000 RMB per unit. Delivery will be scheduled by Beijing Guoqiang by notice not less than 25 days before delivery. Heilongjiang ZQPT shall pay transportation costs. Title transfers ex factory, and national testing standards will apply. The March 22 contract has identical terms, but contemplates the purchase and sale of 60,000 units of a 3.2 volt battery at 105 RMB per unit.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

14. SUBSEQUENT EVENT

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company’s employees in recognition of prior services. The Company has recorded the transfer as a contribution to the Company’s capital and a stock-based compensation expense, which was valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded to in relation to this transfer was $717,000.

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

ITEM 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective. The weaknesses in the Company's controls and procedures consisted of (a) a lack of expertise in identifying and addressing accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company's accounting department, which has resulted in certain errors in accounting identified in Note 15 to the Consolidated Financial Statements, (b) a lack of expertise among Company personnel with regard to the disclosure requirements arising under the Rules of the Securities and Exchange Commission, and (c) inadequate review by management personnel of the Company's reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 'Internal Control - Integrated Framework'. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B.Other Information

None.

PART III.

ITEM 10.Directors and Executive Officers of the Registrant, and Corporate Governance

DIRECTORS AND OFFICERS

The following are the officers and directors of China Lithium Technologies. All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. We believe that each officer and director has the experience, qualifications, attributes and skills necessary to serve on the Board or as an officer because of his academic background, knowledge in the battery industry and in business generally. Officers serve at the pleasure of the Board of Directors. As the Company has not held an annual meeting in the recent past and does not anticipate doing so in the foreseeable future, the term of office of members of our Board of Directors is, effectively, indefinite.

Name	Age	Positions with the Company

Kun Liu	34	Chairman, CEO

Chunping Fong	54	Chief Financial Officer

Fang Ai	30	Chief Technology Officer

Jijun Zhang	31	Vice President and Director

Qiang Fu	33	Director

Chengzhou Xu	61	Chief Engineer

Mr. Kun Liu
Chairman and CEO. Mr. Liu is the founder of Beijing Guoqiang and has been the Chairman of the Company since 2007. Mr. Liu was appointed to the Board of Directors in order to contribute his vision for the growth of the Company.  From 2004 to 2006, he was president in Beijing Ulong Runsheng S&T Development Co.,Ltd. a company engaged in manufacturing related battery products like protected board, charger, etc. From 2002 to 2004, he was general manager in Tianjin Runyi S&T Development Co., Ltd. a company engaged in research and development of power Li-thium batteries. Mr. Liu has a Master of Engineering of Industry Engineering Department in Tsinghua University.

Ms. ChunPing Fong
Chief Financial Officer. Ms. Fong has worked for Beijing Guoqiang since 2008. From 1993 to 1998, she was financial officer and deputy audit officer in Beijing Printing Group a company engaged in printing industry. From 1986 to 1992, she was deputy factory director in Beijing Grand View Garden Industrial Arts Factory a company engaged in industrial art and from 1976 to 1985 she was financial officer in Beijing Machine Factory a company engaged in metallurgy industry. From 1998 to 2008, Ms. Fong was employed as manager of the accounting department of Beijing Printing Corp.  She has a bachelor's degree graduated from Beijing Technology and Business University majored in accounting.

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

Mr. JiJun Zhang
Vice President and Director. Mr. Zhang has worked for Beijing Guoqiang since 2009.  Mr. Zhang was appointed to the Company’s Board of Directors in order to contribute the insights into the management of growth companies that he has gained in his previous employment and education.  From 2008 to 2009, he was office chief in Beijing Fuqiang Global Consulting Co., Ltd. a consulting company. From 2006 to 2008, he taught at Hebei Normal University. From 2004 to 2005, he was training manager in Beijing JSD Management Consulting Co., Ltd, a company engaged in financial consultation. . Mr. Zhang has a Master's degree graduated from Hebei University of Economics & Business in the major of administration management.

Mr. ChengZhou Xu
Chief Engineer. Mr. Xu has worked for Beijing Guoqiang since 2007. He worked at Zhejiang Fujitec a company engaged in manufacturing product lines as a general engineer from 2002 to 2003 and was general engineer at Zhejiang Philips a company engaged in electrical wiring industry from 1997 to 2002. He was general engineer at Henan Huaxia Electric Group a company engaged in the manufacture and distribution of electric products. From 1994 to 1996 and general engineer and director in Illumination Company of Hainan Asian Pacific Group a company engaged in research and development of traditional electrical and light power. From 2003 to 2005, Mr Xu was employed as ChiefEngineer of Henan Huaxia Electric Group and from 2005 to 2007 as Chief Engineer for Philip Zhejiang Corp. Mr. Xu has a bachelor's degree from Shanghai University of Technology in the major of communication and electronic engineering.

Qiang Fu
Director. Mr. Fu became our director in March, 2010.  Mr. Fu was appointed to the Board of Directors in order to contribute the understanding he has acquired regarding the management of a U.S. public company with Chinese operations.  Mr. Fu is also the Chairman of the Board and CEO of China Digital Animation Development, Inc. a company engaged in the business of digital animation production, financial information services, and cultural productions in China. He has been employed since 2003 as the President of Heilongjiang Science & Technology Development Co., Ltd., the subsidiary of China digital Animation in China, which is engaged in the business of developing software and information technology networks. In 1998 Fu Qiang obtained a certificate for attending the Business Administration Training Program by Qinghua University and in 1996 he earned a Bachelor's Degree in Law from Heilongjiang Public Administration Institute.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person, and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

FAMILY RELATIONSHIPS

There are no family relationships among our officers, directors, persons nominated for such positions, or holders of 10% or more of our outstanding common shares.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.
For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the year ended June 30, 2010 each of our officers and directors filed the reports required under Section 16(a), except that Chunping Fong, Fang Ai and Jijun Zhang failed to file Form 3.  To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership.

All officers and directors owning shares of common stock have filed the required reports under Section 16(A) of the Act.

BOARD COMMITTEES

Audit Committee; Compensation Committee; Nominating Committee

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee. Decisions regarding nominations to the Board will be made by all currently-serving members of the Board. For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

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

The Company will provide a copy of the Code of Ethics, without cost to any person who sends a written request for a copy of the Code, addressed to Kun Liu, China Lithium Technologies, Inc., 15 West 39th Street, Suite 14C, New York, NY 10018.

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

The following table sets forth information for the period indicated with respect to the persons who served as our CEO, CFO and other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kun Liu, CEO	2010	$17,647	-	-	-	-	-	-	$17,647
	2009	$17,647	-	-	-	-	-	-	$17,647
	2008	$17,647	-	-	-	-	-	-	$17,647

Xin Xu (1)	2010	$35,346	-	-	-	-	-	-	$35,346
	2009	$14,700	-	-	-	-	-	-	$14,700
	2008	$14,700	-	-	-	-	-	-	$14,700

Chunping Fong, CFO	2010	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700
	2008	$14,700	-	-	-	-	-	-	$14,700

(1) Xin Xu resigned as the CEO on July 15, 2010 for personal reasons. On the same day, Kun Liu, the Registrant's President and Chairman of the Board of Directors, was appointed as the CEO by the Board of Directors. Please see the detailed information in the Form 8-K filed on July 18, 2010.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  None of the non-employee directors received compensation for services on the Board during the year ended June 30, 2010.

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

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The percentages below are calculated based on 20,159,811 shares of Common Stock issued and outstanding as of September 15, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership(2)	Percentage of Class

Kun Liu(1)	5,514,503	27.4%

Jijun Zhang	0	0%

Qiang Fu (2)	5,000,000	24.8%

All officers and directors as a group (5 persons)(3)	10,639,503	52.7%

(1) The address of Kun Liu are c/o with the Company at 15 West 39th Street Suite 14B, New York, NY 10018

(2) The address of Qiang Fu is 26 Shangzhi St West 13 Dao, Daoli District, Harbin, Heilongjiang Province, China.

(3) All shares are owned both of record and beneficially.

CHANGES OF CONTROL

There are currently no arrangements which would result in a change in control.

ITEM 13.Certain Relationships and Related Transactions

INTERESTED PERSON TRANSACTIONS

In July 2007, the Company issued 161,271 shares of its common stock to former shareholders of the Company (including 157,575 shares issued to 5 former directors of the Company) in consideration for the cancellation of $94,500 of convertible debt. On September 30, 2007 the Company issued 245,455 shares of its common stock to two former directors and officers of the Company for a $6,116 cash payment. During the year ended December 31, 2008, the two former directors and officers of the Company advanced the Company an additional $13,884 in exchange for 560,902 additional shares of common stock following the increase in the Company's authorized capital effective January 12, 2009. The shares were issued on January 31, 2009.

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

Beijing Guoqiang obtained a loan from its major stockholder - Mr. Kun Liu. As of June 30, 2010, the outstanding loan from Mr. Kun Liu was $83,492. The loan is interest free and due on demand. We expect to repay the loan by the end of fiscal year of 2011.

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

ITEM 14.Principal Accountant Fees and Services

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

PART IV.

ITEM 15.Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit Number	Description

10-1	Share Purchase Agreement dated March 4, 2010 between Kun Liu and Michael Friess and Sanford Schwartz (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10-2	Share Exchange Agreement dated February 12, 2010 between China Lithium Technologies, Inc. and Sky Achieve (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10-3	Consulting Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10-4	Operating Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10-5	Equity Pledge Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10-6	Option Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed SEC on March 25, 2010)

10-7	Proxy Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010)

10.8	Supply Agreement dated February 24, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd

10.9	Supply Agreement dated March 22, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd

10.10	Loan Agreement between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Kun Liu

21.1	Subsidiaries of the registrant

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

/s/ Kun Liu
Dated: September 28, 2010	Kun Liu, Chief Executive Officer and Chairman (Principal executive officer)

/s/ Chunping Fang
Dated: September 28, 2010	Chunping Fang, Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Kun Liu	Chairman/Chief Executive Officer(Principal executive officer)	September 28, 2010
Kun Liu

/s/ Chunping Fang	Chief Financial Officer (Principal financial officer and principal accounting officer)	September 28, 2010
Chunping Fang

/s/ Jijun Zhang	Director	September 28, 2010
Jijun Zhang

/s/ Qiang Fu	Director	September 28, 2010
Qiang Fu