Form 10-Q/A
period 2010-09-30
China Lithium Technologies Inc.
filed 2011-05-23
CIK 888719

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

|_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         (if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer      |_|            Accelerated filer          |_|
      Non-accelerated filer        |_|            Smaller reporting company  |X|
      (Do not check if a smaller
          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of common stock, $0.001 par value per share, outstanding as of November 17, 2010 was 21,659,811.

AMENDMENT NO. 1
---------------

This amendment is being filed in order to:

      o     Clarify certain matters in Item 2, "Management's Discussion;"

      o Restate the Financial Statements for the reasons set forth in Note 16 to the Financial Statements;

      o Clarify and expand the disclosure in the Notes to Financial Statements; and

      o     Modify Item 4, "Controls and Procedures;"

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified. For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

                        CHINA LITHIUM TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

Part I      Financial Information

Item 1.     Financial Statements (unaudited):
            Consolidated Balance Sheet - September 30, 2010
              (unaudited) and December 31, 2010................................6
            Consolidated Statements of Income and Other
              Comprehensive Income (Unaudited) - for the
              Three Months Ended September 30, 2010 and 2009...................8
            Consolidated Statements of Cash Flows (Unaudited) -
              for the Three Months Ended September 30, 2010 and 2009 .........10
            Notes to Consolidated Financial Statements (Unaudited) ...........12
Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................28
Item 3      Quantitative and Qualitative Disclosures about Market Risk........33
Item 4.     Controls and Procedures...........................................34

Part II     Other Information
Item 1.     Legal Proceedings.................................................34
Items 1A.   Risk Factors......................................................34
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......34
Item 3.     Defaults upon Senior Securities...................................34
Item 4.     Reserved..........................................................34
Item 5.     Other Information ................................................34
Item 6.     Exhibits .........................................................34

                         CHINA LITHIUM TECHNOLOGIES, INC

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

                              (RESTATED, UNAUDITED)

                                                                       ---------
                                                                         PAGE
                                                                       ---------

UNAUDITED FINANCIAL STATEMENTS:

      CONSOLIDATED BALANCE SHEETS                                        6 & 7
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME       8
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY           9
      CONSOLIDATED STATEMENTS OF CASH FLOWS                             10 & 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              12 - 27

                        CHINA LITHIUM TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS


              ASSETS                               September 30,     June 30,
                                                       2010            2010
                                                   -------------  -------------
                                                    (Restated,
                                                    Unaudited)
Current Assets:
   Cash and Cash Equivalents                       $   2,498,846  $   2,761,427
   Accounts Receivable                                 5,049,839      4,054,189
   Other Accounts Receivable                              56,823         48,621
   Advanced to Suppliers                                  21,704         12,297
   Inventory                                             672,412        786,013
   Prepaid Expenses                                       45,268         68,169
                                                   -------------  -------------

        Total Current Assets                           8,344,893      7,730,716
                                                   -------------  -------------


Plant & Equipment, net                                   258,710        261,811
Patent and Other Intangibles, net                         73,637         72,907
                                                   -------------  -------------

        Total Assets                                   8,677,240      8,065,434
                                                   =============  =============

                            " Continued on next page"


   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY               September 30,     June 30,
                                                       2010            2010
                                                   -------------  -------------
                                                    (Restated,
                                                    Unaudited)
Current Liabilities:
   Accounts Payable                                    1,702,035      1,832,512
   Advance from Customers                                  3,383          3,329
   Payroll  Payable                                       56,022         57,186
   Tax Payable                                           247,137        310,989
   Other Accounts Payables                                 3,542          4,495
   Accrued Expenses                                       45,808         45,074
   Loan from Shareholders                                123,638         83,492
   Warranty Accrual                                      275,749        237,374
                                                   -------------  -------------

        Total Current Liabilities                      2,457,314      2,574,452
                                                   -------------  -------------

        Total Liabilities                              2,457,314      2,574,452
                                                   -------------  -------------

Stockholders' Equity:
   Preferred Stock,  par value $0.001,
     20,000,000 authorized; 0 share
     issued and outstanding as of
     June 30 and September 30, 2010                           --             --
   Comon stock, par value $0.001,
     780,000,000 shares authorized;
     20,159,811 shares issued and
     outstanding as of June 30 and
     September 30, 2010                                   20,159         20,159
   Additional Paid in Capital                            969,771        252,771
   Reserved Funds                                        467,186        467,186
   Accumulated Other Comprehensive Income                197,279         98,594
   Retained Earnings                                   4,565,530      4,652,271
                                                   -------------  -------------

        Total Stockholders' Equity                     6,219,926      5,490,982
                                                   -------------  -------------

      Total Liabilities and Stockholders' Equity   $   8,677,240  $   8,065,434
                                                   =============  =============

   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                       2010           2009
                                                   ------------    ------------
                                                    (Restated)

Revenues                                           $  3,704,678    $  3,923,046
Cost of Goods Sold                                    2,400,654       2,920,031
                                                   ------------    ------------

Gross Profit                                          1,304,024       1,003,015
                                                   ------------    ------------

Operating Expenses:
     Manufacturing Expenses                              62,485          26,901
     R & D Expenses                                      20,320          10,715
     Sales Expenses                                     249,855          65,700
     General and Administrative Expenses                845,380         129,517
                                                   ------------    ------------

         Total Operating Expenses                     1,178,038         232,833
                                                   ------------    ------------

Income from Operations before Other Income
   and (Expenses)                                       125,985         770,181
                                                   ------------    ------------

Other Expenses and (Income):
     Financial Expenses (Income)                         (3,504)         228.91
     Other Expenses (Income)                                182          (1,199)
                                                   ------------    ------------
         Total Other Expense and (Income)                (3,323)           (970)
                                                   ------------    ------------

Income Before Income Taxes                              129,308         771,152

Provision For Income Taxes                              216,048         192,788
                                                   ------------    ------------

Net Income                                              (86,740)        578,364

Other Comprehensvie Income:
     Unrealized Gain (loss) on
       Foreign Currency Translation                      98,685          35,423
                                                   ------------    ------------

Comprehensive Income                               $     11,945    $    613,787
                                                   ============    ============

Earnings Per Common Share-Basic and Diluted        $     (0.004)   $       0.03
                                                   ============    ============

Weighted Average Common Share -
  Basic and Diluted                                  20,159,811      20,159,811
                                                   ============    ============

   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                      Preferred Stock     Common Stock
                      ---------------     ------------
                                                                        Accumulated
                                                                          Other
                                                             Additional   Compre-                          Compre-       Total
                                                               Paid in    hensive   Retained    Reserved   hensive     Stockholders'
                       Shares  Amount    Shares     Amount     Capital    Income    Earnings    Funds A    Income        Equity
                       ------  ------  ----------  ---------  ---------  ---------  ----------  ---------  ---------   ----------
Balance -
  June 30, 2008           --   $   --          --  $      --  $      --  $  63,394  $  967,804  $      --              $1,031,198

Issuance of
  common stock                          1,007,936      1,008    157,436                                                   158,444
Net income                                                                           1,722,687             1,722,687    1,722,687
Retained earning
  to reserved funds                                                                         --         --                      --
Foreign currency
  translation gain                                                           7,993                             7,993        7,993
                                                                                                           ---------
Comprehensive Income                                                                                       1,730,680
                       ------  ------  ----------  ---------  ---------  ---------  ----------  ---------              ----------
Balance -
   June 30, 2009
   (Restated)             --   $   --   1,007,936  $   1,008  $ 157,436  $  71,387  $2,690,491  $      --              $2,920,323

Issuance of
   common stock                        19,151,875     19,151     95,335                                                   114,486
Net income                                                                           2,428,966             2,428,966    2,428,966
Retained earning
   to reserved funds                                                            --    (467,186)   467,186                      --
Foreign currency
   translation gain                                                         27,207                            27,207       27,207
                                                                                                           ---------
Comprehensive Income                                                                                       2,456,173
                       ------  ------  ----------  ---------  ---------  ---------  ----------  ---------              ----------
Balance -
   June 30, 2010
   (Restated)             --   $   --  20,159,811  $  20,159  $ 252,771  $  98,594  $4,652,271  $ 467,186              $5,490,982

Common stock
   compensation on
   September 2, 2010                                            717,000                                                   717,000
Net income for the
   three months                                                                        (86,740)              (86,740)     (86,740)
Foreign currency
   translation gain                                                         98,685                            98,685       98,685
                                                                                                           ---------
Comprehensive Income                                                                                          11,945
                       ------  ------  ----------  ---------  ---------  ---------  ----------  ---------              ----------
Balance -
   September 30, 2010
   (Restated,
   Unaudited)              --  $   --  20,159,811  $  20,159  $ 969,771  $ 197,279  $4,565,530  $ 467,186              $6,219,926
                       ======  ======  ==========  =========  =========  =========  ==========  =========              ==========


Footnote A (Reseved Funds): Restrictived retained earnings for the benefit of employees


   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                          September 30,
Cash Flows From Operating Activities:                                 2010           2009
                                                                   -----------    -----------
                                                                   (Restated)
Net Income                                                         $   (86,740)   $   578,364
Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) By Operating Activities:
     Depreciation and Amortization Expense                              20,659          7,000
     Stock-based Compensation Expense                                  717,000             --
(Increase) or Decrease in Current Assets:
     Accounts Receivable                                              (995,650)        28,625
     Inventories                                                       113,601        774,671
     Prepaid Expenses                                                   22,901         17,158
     Advanced to Suppliers                                              (9,407)           586
     Other Accounts Receivables                                         (8,202)        (3,554)
Increase or (Decrease) in Current Liabilities:
     Accounts Payable                                                 (130,477)        74,439
     Advance from Customers                                                 54          2,773
     Taxes Payable                                                     (63,853)       170,447
     Payroll  Payable                                                   (1,164)         1,113
     Interest Payable                                                       --        (32,732)
     Warranty Accrual                                                   38,375         28,496
     Other Account Payable                                                (953)      (117,699)
     Accrued Expenses and Other Payables                                   734             41
                                                                   -----------    -----------

              Net Cash (Used) Provided by Operating Activities        (383,122)     1,529,727
                                                                   -----------    -----------

Cash Flows From Investing Activities:

Short Term Investment                                                       --       (586,800)
Purchases of Property and Equipment                                    (11,178)        (3,890)
Purchases of Intangible Assets                                          (2,091)            --
                                                                   -----------    -----------

              Net Cash (Used) Provided by Investing Activities         (13,269)      (590,690)
                                                                   -----------    -----------

                            "Continued on next page"


   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                                                     Three Months Ended
                                                                         September 30,
                                                                      2010           2009
                                                                   -----------    -----------
                                                                   (Restated)

Cash Flows From Financing Activities:

Loan from and (Repayment) to Shareholder                                40,146       (381,334)
                                                                   -----------    -----------

           Net Cash (Used) Provided by Financing Activities             40,146       (381,334)
                                                                   -----------    -----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents            93,664         49,376
                                                                   -----------    -----------

Increase  in Cash and Cash Equivalents                                (262,581)       607,078

Cash and Cash Equivalents -Beginning Balance                         2,761,427        407,333
                                                                   -----------    -----------

Cash and Cash Equivalents - Ending Balance                         $ 2,498,846    $ 1,014,411
                                                                   ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Years for:
           Interest Paid                                           $        --    $    32,776
                                                                   ===========    ===========
           Income Taxes Paid                                       $   250,981    $   215,622
                                                                   ===========    ===========

Non-cash Investing and Financing Activities:

           Common Stock Transferred for Stock-based Compensation   $   717,000    $        --
                                                                   ===========    ===========



   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and changed its name to PI Services, Inc., which became effective January 12, 2009. On May 6, 2010, PI Services, Inc. changed its name to China Lithium Technologies, Inc. (the "Company") to reflect the reverse merger of Sky Achieve Holdings, Inc. ("Sky Achieve") into the Company, which became effective on June 2, 2010.

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

Variable interest entity
The accounts of Beijing Guoqiang have been consolidated with the accounts of the Company because Beijing Guoqiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of the Company. Sky Achieve is party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing Guoqiang and with Beijing Guoqiang. The agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing Guoqiang, as well as complete managerial authority over the operations of Beijing Guoqiang. Sky Achieve is the guarantor of all of the obligations of Beijing Guoqiang. By reason of the relationship describe in these agreements, Beijing Guoqiang is a variable interest entity with respect to Sky Achieve because the following characteristics in ASC 810-10-15-14 are present:

      o The holders of the equity investment in Beijing Guoqiang lack the direct or indirect ability to make decisions about the entity's activities that have a significant effect on the success of Beijing Guoqiang, having assigned their voting rights and all managerial authority to Sky Achieve. (ASC 810-10-15-14(b)(1)).

      o The holders of the equity investment in Beijing Guoqiang lack the obligation to absorb the expected losses of Beijing Guoqiang, having assigned to Sky Achieve all revenue and responsibility for all payables. (ASC 810-10-15-14(b)(2)).

      o The holders of the equity investment in Beijing Guoqiang lack the right to receive the expected residual returns of Beijing Guoqiang, having granted to Sky Achieve all revenue as well as an option to purchase the equity interests at a fixed price. (ASC 810-10-15-14(b)(3)).

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


Construction in progress
Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use. The values of construction in progress were $0 and $0 as of September 30, 2010 and June 30, 2010 respectively.

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

Revenue recognition
The Company recognizes revenue on product sales when each of the following conditions has been satisfied:

      o Persuasive evidence of a sales arrangement exists in the form of a written contract or an order and acknowledge.

      o The sales price has been fixed and made determinable by sales contract and/or invoice.

      o The product has been delivered to the customer's warehouse - unless other terms for delivery have been specified in the contract - at which time the customer takes ownership and the risk of loss passes to the customers.

      o Payment has been received or the Company determines that collection of the related receivable is probable. Probability of collection is determined based on recurrent visits by the Company's sales staff and accounting staff to the customer's premises to assess the health of the customer's business.

      o The 15 day right of return that we afford to customers has expired.

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

September 30, 2010
Balance sheet                                          RMB 6.6800 to US $1.00
Statement of income and other comprehensive income     RMB 6.7613 to US $1.00

June 30, 2010
Balance sheet                                          RMB 6.7889 to US $1.00
Statement of income and other comprehensive income     RMB 6.8180 to US $1.00

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at September 30, 2010 and June 30, 2010.


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

Stock-based compensation
The Company adopted the provisions of ASC 718, "stock compensation," which establishes the accounting for employee stock-based awards. Under the ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (i.e. the vesting period of the grant). The fair value of shares granted is deemed to be the closing traded price of our common stock on the date of grant. The stock-based compensation was $717,000 and $0 for the three months ended September 30, 2010 and 2009, respectively.

Recently issued accounting standards
In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Our adoption of this guidance does not have impact on the consolidated financial statements since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


3. INVENTORIES

The components of inventories at September 30, 2010 and June 30, 2010 are as follows:

                   September 30,      June 30,
                       2010            2010
                  --------------   --------------
Raw Materials     $      209,129   $      440,027
Work in Process          305,263           90,428
Finished Goods           156,261          253,827
Low Value Items            1,759            1,731
                  --------------   --------------
Total             $      672,412   $      786,013
                  ==============   ==============

As of September 30, 2010 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2010 and June 30, 2010 are as follows:

                                     September 30,       June 30,
                                         2010             2010
                                    --------------    --------------
Building and Improvement            $       42,541    $       41,859
Machinery and Equipment                    322,961           307,249
Motor Vehicle                               30,042            29,460
Less: Accumulated Depreciation            (136,834)         (116,757)
                                    --------------    --------------
Total Property and Equipment, net   $      258,710    $      261,811
                                    ==============    ==============

Depreciation expenses for quarter ended September 30, 2010 and year ended June 30, 2010 were $18,140 and $69,021 respectively.

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of September 30, 2010 and June 30, 2010 was comprised of the following:

                                   September 30,       June 30,
                                      2010              2010
                                 --------------    --------------
Intangible Assets                $      110,549    $      106,719
Less: Accumulated Amortization          (36,912)          (33,811)
                                 --------------    --------------
Total Intangible Assets, net     $       73,637    $       72,907
                                 ==============    ==============

Amortization expenses for the quarter ended September 30, 2010 and year ended June 30, 2010 were $2,519 and $10,561 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,           Amount
                          --------------
2011                      $       10,733
2012                              10,733
2013                              10,733
2014                              10,733
2015                              10,733
                          --------------
Total 5 years             $       53,665
                          ==============

6.  ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As September 30, 2010 and June 30, 2010, accounts receivable and allowance for doubtful account as follow:

                                         September 30,       June 30,
                                             2010              2010
                                        --------------    --------------
Accounts Receivable                     $    5,170,147    $    4,201,211
Less: Allowance for Doubtful Accounts         (120,308)         (147,022)
                                        --------------    --------------
Total Accounts Receivable, net          $    5,049,839    $    4,054,189
                                        ==============    ==============

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


7.  ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $1,702,035 and $1,832,512 as of September 30, 2010 and June 30, 2010
respectively, represent the accounts payable by the Company to the suppliers.

8.  ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of September 30, 2010 and June 30, 2010, the balance was $45,808 and $45,074, respectively.

Other accounts payable consists of miscellaneous items. As of September 30, 2010 and June 30, 2010, the balances were $3,542 and $4,495, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a "Warranty Accrual." The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of September 30, 2010 and June 30, 2010, the warranty accrual was $275,749 and $237,374 respectively.

For three months ended September 30, 2010, the company paid $2,337 directly for warranty claims. Also, the company accrued $36,844 as the warranty accrual with respect to sales during the period.

10. STOCKHOLDERS' EQUITY

As of September 30, 2010, 780,000,000 shares have been authorized and 20,159,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements. Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders' equity section has been reduced accordingly.

11. STOCK-BASED COMPENSATION

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company's employees in recognition of prior services. The Company has recorded the transfer as a contribution to the Company's capital and a stock-based compensation expense, which was valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded to in relation to this transfer during the period ended September 30, 2010 was $717,000.

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

The Company had no uncertain tax positions as of September 30, 2010 and June 30, 2010. The following table sets forth the components of the Company's income before income tax expense and the components of income tax expense for the three months ended September 30, 2010 and year ended June 30, 2010:

                                    September 30,      June 30,
                                        2010             2010
                                   --------------   --------------
China Pre-tax Income               $      129,308   $    3,266,452
Domestic Pre-tax Income                        --               --
                                   --------------   --------------
Total Pre-tax Income               $      129,308   $    3,266,452
                                   ==============   ==============

                                    September 30,      June 30,
                                        2010             2010
                                   --------------   --------------
China Income Tax Expense           $      216,048   $      837,486
Domestic Income Tax Expense                    --               --
                                   --------------   --------------
Total Current Income Tax Expense   $      216,048   $      837,486
                                   ==============   ==============

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

                                    September 30,      June 30,
                                        2010             2010
                                   --------------   --------------
U.S. Statutory Income Tax Rate               34.0%            34.0%
Foreign Income not Recognized
   in the U.S.                              (34.0%)          (34.0%)
China Statutory Income Tax Rate              25.0%            25.0%
Other Items (a)                            142.08%            0.64%
                                   --------------   --------------
Effective Consolidated Current
   Income Tax Rate                         167.08%           25.64%
                                   ==============   ==============

a). The 142.08% and 0.64% represent $732,365 (including $717,000 stock-based compensation expense) and $83,492 of corporate expenses incurred by the Company's US office that are not subject to PRC income tax for the three months ended September 30, 2010 and year ended June 30, 2010.

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

The major customers which represented more than 5% of total Accounts Receivable as follows:


         Customer Name                               September 30, 2010       June 30, 2010
                                                     Amount        %         Amount        %
                                                   ---------     -----     ---------     -----
Beijing Anhualianhe Co., Ltd                         372,532      7.21%      275,539      6.56%
Beijing Renxinyu Trading Co., Ltd                    419,328      8.11%      474,070     11.28%

Yangguangsanwei Electronic Appliance Co., Ltd        273,996      5.30%      258,880      6.16%
Beijing Ziqiangfa Technology Co., Ltd                259,460      5.02%      256,231      6.10%
Beijing Jiruiyueda Electronic Facility Co., Ltd      429,731      8.31%      349,617      8.32%
Guangzhou Chuangxin Power Technology Co., Ltd        537,659     10.40%      413,795      9.85%

The major vendors which represented more than 5% of total Accounts Payable as follows:


         Vendor Name                               September 30, 2010         June 30, 2010
                                                     Amount        %         Amount        %
                                                   ---------     -----     ---------     -----
Heilongjiang Zhongqiang Power Tech Ltd             1,425,686     83.76%    1,593,055     86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd             50,784      2.98%       98,574      5.38%

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major vendors which represented more than 5% of the total purchases for the quarter ended September 30, 2010:

                                             Three Months Ended
                                             September 30, 2010
          Vendor Name                       Amount         %
                                           ---------     -----
Heilongjiang Zhongqiang Power Tech Ltd     1,353,854     61.10%
Beijing Anhualianhe Power Tech Co., Ltd      477,831     21.56%

14. RELATED PARTY TRANSACTIONS

A significant portion of the Company's raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of our Company's directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. In the three-month period ended September 30, 2010, purchases from Heilongjiang ZQPT totaled $1,353,584, or 61.10% of the total purchases for the three-month period. As of September 30, 2010, the total amount due to Heilongjiang ZQPT was $1,425,686, or 83.76% of the total accounts payable. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable.

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

15. SUBSEQUENT EVENT

On October 6, 2010, the Board of Directors voted on the Company's 2010 Stock Award Plan (the "Plan"), which provides that Three Million (3,000,000) shares of common stock in the Company (the "Shares") to be administered by the Board of Directors or by a Committee to be established by the Board.

One Million Five Hundred Thousand ("1,500,000") shares of the Company's common stock under the Plan to the employees were issued on October 18, 2010.

16. RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders' Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders' Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the capital associated with the shares issued in the reverse merger is shown as outstanding in the balance at June 30, 2008 and thereafter, and the effect of the reverse merger is a reclassification of $19,151 from additional paid-in capital to stated capital. The restatement did not have a material effect on the total stockholders' equity at any period.

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


16. RESTATEMENT (continued)

We have restated the financial statements and accompanying notes for the quarter ended September 30, 2010. The Company failed to recognize 358,500 shares transferred from Mr. Kun Liu on September 2, 2010 in the financial statements for the quarter ended September 30, 2010. The shares were transferred in recognition of prior services, and were fully-vested and non-forfeitable. Pursuant to SAB Topic 5-T, these shares should be measured at the fair value of the Company's stock on September 2, 2010 and recorded as compensation expenses during the quarter ended September 30, 2010. Included among the shares were 25,000 transferred to professionals in recognition of services to the Company. Pursuant to ASC 505-50-25-7 the shares issued to the professionals were recognized as an immediate expense in the restated financial statements. The restatement had the following effects on the Company's financial statements as of September 30, 2010 and for the quarter then ended:

                                          As Reported      As Restated
                                          -------------   -------------
Additional Paid-in Capital                $     252,771   $     969,771
Retained Earnings                             5,282,530       4,565,530

General and Administrative Expense              128,380         845,380
Income from Operation                           842,985         125,985
Net Income                                      630,260         (86,740)
EPS - Basic and Diluted                   $        0.03   $      (0.004)

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

On January 12, 2009 the Company completed the migratory merger to Nevada. The Company completed the 1 for 5 reverse split of its common stock effective March 20, 2009. Until March 19, 2010, we were defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

RESULTS OF OPERATIONS

The quarter Ended September 30, 2010 compared to the quarter Ended September 30, 2009 Total Net Revenues

Total revenues during the quarter Ended September 30, 2010 were $3,704,678 as compared to total revenues of $3,923,046 for the quarter ended September 30, 2009, a slight decrease of $218,368 or approximately 5.57%. Specifically during the three months ended September 30, 2010 and 2009, net revenues consisted of the following:

                                   September 30,    September 30,
                                       2010             2009
                                  --------------   --------------
Battery Safety System                  2,114,790        2,317,285
Battery Module                           843,890          108,052
Battery Pack                              64,469          982,818
Battery for Electrical Vehicles          269,759          514,891
Power                                    326,821                0
Chargers                                  84,948                0
                                  --------------   --------------

Consolidated Total Revenue        $    3,704,678   $    3,923,046
                                  ==============   ==============

During the quarter ended September 30, 2010, as shown in the table above, we adjusted our product manufacturing structure during the three months ended September 30, 2010, compared to the same quarter of 2009. The revenues from battery safety system declined by 8.74% to $2,114,790 during the three months ended September 30, 2010, compared to $2,317,285 during the three months ended September 30, 2009. Meanwhile, during the three months ended September 30, 2010, the revenues from battery pack decreased by 99% to $64, compared to $982,818 during the three months ended September 30, 2009, and likewise the revenues from the battery for electrical vehicles decreased by 47.60% to $269,759 compared to the same quarter of 2009. However, during the three months ended September 30, 2010,the revenues from battery module increased by 681% to $843,890, compared to the three months ended September 30, 2009,and we produced two new types of products -- power supply and chargers during the three months ended September 30, 2010, which contributed to $326,821 and $84,948 revenues, respectively. We made the adjustment based on profit margin considerations. We decreased the production of battery pack and battery for electrical vehicles, because the margin on battery pack was only approximately 10%. The margins on battery safety systems and battery modules remained stable, which is 34%.The reason that we started the production and distribution of the power supply and charger since October, 2009, was because the margin on power supply was as high as 49%, and on the charger 25%, both of which are much higher than for the battery packs. As a result of the product adjustment, we were able to improve our profit margin to 35.2% during the three months ended September 30, 2010, compared to 25.6% during the three months ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold included direct material cost and direct labor cost. During the quarter ended September 30, 2010, our total cost of goods sold decreased to $2,400,654, or by 17.78, compared to $2,920,031 during the quarter ended September 30, 2009. The decrease in the cost of goods was primarily due to the change in the type of products we sold, as noted above, which focused on higher margin products.

Gross Profit

Despite the decrease in our revenues, our gross profit for the quarter ended September 30, 2010 increased by $301,009, or 30% to $1,304,024, as compared to $1,003,015 during the quarter Ended September 30, 2009. The increase in gross profit was a result of the improvement of our profit margin due to our products adjustments during the first quarter of 2010.

Operating Expenses

Total operating expenses during the quarter ended September 30, 2010 were $1,178,038, an increase of $945,205 compared to $232,833 during the quarter ended September 30, 2009. This increase was the result of the following:

                                        Sep 30, 2010     Sep 30, 2009
                                       --------------   --------------
Manufacturing Expenses                         62,485           26,901

R & D Expenses                                 20,320           10,715
Sales Expenses                                249,855           65,700
General and Administrative Expenses           845,380          129,517
                                       --------------   --------------
Total Operating Expenses               $    1,178,038   $      232,833
                                       ==============   ==============

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

During the three months ended March 31, 2011, the primary increase was in general and administrative expenses. The cause of the increase was stock compensation given to our employees to incentivize them. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. He also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000, the market value of the shares, in the first quarter of fiscal 2011.

Income from Operations

We reported income from operations of $125,985 during the quarter ended September 30, 2010, as compared to income from operations of $770,181 for the quarter ended September 30, 2009, a decrease of $641,196.

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


                      September 30,     September 30,
                          2010              2009
                     --------------    --------------
Financial Income     $        3,504    $      (228.91)
Other Expenses                 (182)           (1,199)
                     --------------    --------------
Total Other Income   $        3,323    $         (970)
                     ==============    ==============

Income Taxes

During the quarter ended September 30, 2010, our income tax expense was $216,048 as compared to income tax expense of $192,788 for the three months end September 30, 2009. The income tax rate in 2010 was 25% for our industry in China.

Net Income

As a result of these factors, we reported a net loss of $86,740 during the quarter ended September 30, 2010, a decrease of $665,104 from the net income of $578,364 that we reported for the quarter ended September 30, 2009. This translated to basic and diluted net income (loss) per common share of ($0.004) and $0.03 for the quarters ended September 30, 2010 and 2009, respectively.

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

                                        September 30,       June 30,
                                            2010              2010
                                       --------------    --------------
Accounts receivable                    $    5,170,147    $    4,201,211
Less allowance for doubtful accounts         (120,308)         (147,022)
                                       --------------    --------------

                                       $    5,049,839    $    4,054,189
                                       ==============    ==============

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

------------------ -------------------------------------------------------------
Age Terms          Amount  of Account   Receivable   Outstanding   (US  dollars)
                   As  of  September  30,  2010
------------------ -------------------------------------------------------------
30 days              $1,336,561
------------------ -------------------------------------------------------------
60 days              $1,470,121
------------------ -------------------------------------------------------------
90 days              $1,435,514
------------------ -------------------------------------------------------------
120 days             $  397,064
------------------ -------------------------------------------------------------
121 days and up      $  410,706
------------------ -------------------------------------------------------------
Total:               $5,049,839
------------------ -------------------------------------------------------------

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

Components of Inventories at September 30, 2010 and June 30, 2009.

                                    September 30,      June 30,
                                        2010             2010
                                   --------------   --------------
Raw materials                      $      209,129   $      440,027
Work in progress                          305,263           90,428
Finished goods                            156,261          253,827

Low value items                             1,759            1,731
                                   --------------   --------------
      Total                        $      672,412   $      786,013
                                   ==============   ==============

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

                                   September 30,       June 30,
                                       2010             2010
                                  --------------   --------------
Building and improvement          $       42,541    $       41,859
Machinery and equipment                  322,961           307,249
Motor Vehicle                             30,042            29,460
Less: Accumulated Depreciation          (136,834)         (116,757)
                                  --------------    --------------
Total property & equipment, net   $      258,710    $      261,811
                                  ==============    ==============

As of September 30, 2010, we had intangible assets, net of accumulated amortization, of $73,907 as compared to $72,907 as of June 30, 2010, which remained the same level.

                                    Sep 2010          June 2010
                                 --------------    --------------
Intangible Assets                $      110,549    $      106,719
Less: Accumulated Amortization          (36,912)          (33,811)

                                 --------------    --------------
Intangible Assets, net           $       73,637    $       72,907
                                 ==============    ==============

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

As of September 30, 2010, we had a warranty accrual of $275,749 as compared to $237,374 as of June 30, 2010. This liability is because we have a customer services policy, under which we provide the customer services within 2 years after the products sold. We will raise and record 1% of the sales in to this account in case the customer asks return or exchange.

At September 30, 2010, we had a $123,638 loan from shareholder as compared to $83,492 at June 30, 2010, an increase of $40,176. The increase was primarily from our CEO to support the expenses occurred in NY office, including the expenses on legal fees, accounting fees, transfer agent fees, and press release fee.

Net cash used in operating activities during the quarter ended September 30, 2010 was $383,123 as compared to net cash provided by operating activities of $1,574,997 during the quarter ended September 30, 2009. During the quarter ended September 30, 2010, net cash used in operating activities was primarily attributable to an increase in net income of $6,626, an increase in adjustments to depreciation and amortization expense of $13,659, an increase in accounts receivable of $995,650, a decrease in inventories of $113,601, a decrease in prepaid expenses and other current assets of $5,292, a decrease in accounts payable of $130,477, a decrease in tax payables of $63,853, a decrease in payroll payable of $1,164, and increase in warranty accrual of $50,773, with an decrease in other account payable of $935 and an increase of accrued expenses of $734.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective. The weaknesses in the Company's controls and procedures consisted of
(a) a lack of expertise in identifying and addressing accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company's accounting department, which has resulted in certain errors in accounting identified in Note 16 to the Consolidated Financial Statements, (b) a lack of expertise among Company personnel with regard to the disclosure requirements arising under the Rules of the Securities and Exchange Commission, and (c) inadequate review by management personnel of the Company's reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.

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

                                      CHINA LITHIUM TECHNOLOGIES, INC.


DATE:  November 22, 2010              By: /s/  Kun Liu
                                          ---------------------------------
                                          Kun Liu, Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/ Chunping Fang
                                          ---------------------------------
                                          Chunping Fang, Chief Financial Officer
                                          (Principal Financial Officer)