Form 10-Q/A
period 2010-12-31
China Lithium Technologies Inc.
filed 2011-05-25
CIK 888719

United States
 Securities and Exchange Commission
 Washington, D.C. 20549

 FORM 10-Q/A
 (Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of February 15, 2011 was 21,659,811.

Amendment No. 1

This amendment is being filed in order to restate the financial statements for the reasons set forth in Note 15 to the Financial Statements.  Changes have also been made to the Notes to Financial Statements for the sake of clarity.

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified.  For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

CHINA LITHIUM TECHNOLOGIES, INC.
 QUARTERLY REPORT ON FORM 10-Q/A
 FOR THE PERIOD ENDED DECEMBER 31, 2010

 INDEX
TABLE OF CONTENTS

Item 1: Financial Statements

CHINA LITHIUM TECHNOLOGIES, INC

 FOR THE PERIOD ENDED DECEMBER 31, 2010

PAGE
FINANCIAL STATEMENTS:

BALANCE SHEETS	3 - 4
STATEMENTS OF INCOME	5
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	6
STATEMENTS OF CASH FLOWS	7 & 8

NOTES TO FINANCIAL STATEMENTS	9 - 21

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	June 30, 2010
	(Restated, Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,944,769	$2,761,427
Accounts Receivable	4,924,419	4,054,189
Other Receivable	57,127	48,621
Advanced to Suppliers	22,449	12,297
Inventory	1,222,202	786,013
Prepaid Expenses	77,903	68,169

Total Current Assets	9,248,869	7,730,716

Plant & Equipment, net	358,912	261,811
Patent and Other Intangibles, net	71,966	72,907

Total Assets	9,679,747	8,065,434

“Continued on next page”

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2010	June 30, 2010
	(Restated, Unaudited)
Current Liabilities:
Accounts Payable	1,437,184	1,832,512
Advance from Customers	3,429	3,329
Payroll Payable	64,854	57,186
Tax Payable	420,038	310,989
Other Payable	4,912	4,495
Accrued Expenses	46,420	45,074
Loan from Shareholders	133,407	83,492
Warranty Accrual	290,603	237,374
Total Current Liabilities	2,400,847	2,574,452
Total Liabilities	2,400,847	2,574,452

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, 0 share issued and outstanding as of June 30 and December 31, 2010	-	-
Common Stock, par value $0.001, 783,000,000 shares authorized; 20,159,811 shares issued and outstanding as of June 30, 2010, 21,659,811 shares issued and outstanding, including 1,500,000 unvested restricted stock award as of December 31, 2010	21,659	20,159
Additional Paid in Capital	1,158,656	252,771
Reserved Funds	467,186	467,186
Accumulated Other Comprehensive Income	300,563	98,594
Retained Earnings	5,330,835	4,652,272
Total Stockholders' Equity	7,278,899	5,490,982

Total Liabilities and Stockholders' Equity	$9,679,747	$8,065,434

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues	$4,268,090	$3,505,473	$7,972,767	$7,428,519
Cost of Goods Sold	2,766,523	2,294,508	5,167,177	5,214,539

Gross Profit	1,501,566	1,210,965	2,805,590	2,213,980

Operating Expenses:
Manufacturing Expenses	$54,350	$66,356	$116,835	$93,257
R & D Expenses	19,675	20,615	39,995	31,330
Sales Expenses	134,882	68,843	384,736	134,543
General and Administrative Expenses	203,226	150,887	1,048,605	280,404

Total Operating Expenses	412,133	306,701	1,590,171	539,535

Income from Operations before Other Income and (Expenses)	1,089,434	904,264	1,215,419	1,674,446

Other Expense and (Income):
Financial Expenses (Income)	(8,127)	-	(11,631)	229
Other Expenses (Income)	(771)	(53)	(590)	(1,252)
Total Other Expense and (Income)	(8,898)	(53)	(12,220)	(1,023)

Income before Income Taxes	1,098,332	904,317	1,227,639	1,675,469

Provision for Income Taxes	333,028	226,718	549,076	419,506

Net Income	765,304	677,599	678,563	1,255,963

Other Comprehensive Income:
Unrealized Gain (loss) on Foreign Currency Translation	103,284	139	201,969	35,562

Comprehensive Income	$868,588	$677,739	$880,532	$1,291,525

Earnings Per Common Share-Basic and Diluted	$0.04	$0.03	$0.08	$0.06

Weighted Average Common Shares-Basic and Diluted	20,159,811	20,159,811	20,159,811	20,159,811

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

					Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Reserved FundsA	Comprehensive Income	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance- June 30, 2008	-	$-	-	$-	$-	$63,394	$967,804	$-		$1,031,198

Issuance of common stock			1,007,936	1,008	157,436					158,444
Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds							-	-
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	1,007,936	$1,008	$157,436	$71,387	$2,690,491	$-		$2,920,323

Issue of common stock			19,151,875	19,151	95,335					114,486
Net income for the year							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,459,615)					(1,459,615)
Net income for the six months							678,563		678,563	678,563
Foreign currency translation gain						201,969			201,969	201,969
Comprehensive Income									880,532
Balance - December 31, 2010 (Restated, Unaudited)	-	$-	21,659,811	$21,659	$1,158,656	$300,563	$5,330,835	$467,186		$7,278,899

Footnote A (Reserved Funds): Restrictived retained earnings for the benefit of empoyees

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
Cash Flows From Operating Activities:	2010	2009
	(Restated)
Net Income	$678,563	$1,255,963
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) By Operating Activities:
Depreciation and Amortization Expense	42,264	41,934
Stock-based Compensation Expense	717,000	-
Amortization of Stock-based Compensation Expense	190,385	-
(Increase) or Decrease in Current Assets:
Accounts Receivable	(870,229)	(1,816,698)
Inventories	(436,189)	1,272,912
Prepaid Expenses	(9,734)	33,266
Advanced to Suppliers	(10,152)	(12,066)
Other Accounts Receivables	(8,506)	(22,250)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(395,327)	121,892
Advance from Customers	99	(1,110)
Taxes Payable	109,048	115,292
Payroll Payable	7,668	18,792
Interest Payable	-	(32,732)
Warranty Accrual	53,229	33,079
Other Account Payable	417	(117,217)
Accrued Expenses and Other Payables	1,346	41

Net Cash (Used) Provided by Operating Activities	69,882	891,097

Cash Flows From Investing Activities:

Purchases of Property and Equipment	(126,835)	(184,000)
Purchases of Intangible Assets	(2,119)	631

Net Cash (Used) Provided in Investing Activities	(128,954)	(183,369)

“Continued on next page”

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31
Cash Flows From Financing Activities:	2010	2009
	(Restated)
Loan from and (Repayment) to Shareholder	49,915		(381,334)
Capital Contribution	-		114,486

Net Cash (Used) Provided by Financing Activities	49,915		(266,848)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	192,499		47,798

Increase in Cash and Cash Equivalents	183,342		488,679

Cash and Cash Equivalents -Beginning Balance	2,761,427		407,333

Cash and Cash Equivalents - Ending Balance	$2,944,769		$896,012

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Periods for:
Interest Paid	-		$32,776
Income Taxes	$462,618		$423,628

Non-Cash Investing and Financing Activities:

Common Stock Transferred for Stock-based Compensation	$717,000		$-
Issued 1,500,000 Restricted Common Stock to Employees	$1,650,000	$

“The accompanying notes are an integral part of these financial statements”

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Sweet Little Deal, Inc. in 1986 under the laws of the State of Minnesota. On October 10, 1991, the Company changed its name to Physicians Insurance Services, Ltd. On July 23, 2008, the Company held a shareholder meeting approving a migratory merger to Nevada and changed its name to PI Services, Inc., which became effective January 12, 2009. On May 6, 2010, PI Services, Inc. changed its name to China Lithium Technologies, Inc. (the “Company”) to reflect the reverse merger of Sky Achieve Holdings, Inc. (“Sky Achieve”) into the Company, which became effective on June 2, 2010.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2010 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

Income taxes

The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts as of December 31, 2010 and June 30, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $907,385 and $0 for the six months ended December 31, 2010 and 2009, respectively.

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

3. INVENTORIES

The components of inventories at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Raw Materials	$461,742	$440,027
Work in Process	358,995	90,428
Finished Goods	399,683	253,827
Low Value Items	1,783	1,731
Total	$1,222,202	$786,013

As of December 31, 2010 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
Building and Improvement	$134,129	$41,859
Machinery and Equipment	352,138	307,249
Motor Vehicle	30,443	29,460
Less: Accumulated Depreciation	(157,799)	(116,757)
Total Property and Equipment, net	$358,912	$261,811

Depreciation expenses for two quarters ended December 31, 2010 and year ended June 30, 2010 were $37,113 and $69,021 respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of December 31, 2010 and June 30, 2010 was comprised of the following:

	December 31, 2010	June 30, 2010
Intangible Assets	$112,026	$106,719
Less: Accumulated Amortization	(40,060)	(33,811)
Total Intangible Assets, net	$71,966	$72,907

Amortization expenses for the two quarters ended December 31, 2010 and year ended June 30, 2010 were $5,151 and $10,561 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2011	$10,733
2012	10,733
2013	10,733
2014	10,733
2015	10,733
Total 5 years	$53,665

6.  ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of December 31, 2010 and June 30, 2010, accounts receivable and allowance for doubtful account as follow:

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

8.  ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of December 31, 2010 and June 30, 2010, the balances were $46,420 and $45,074, respectively.

Other accounts payable consists of miscellaneous items. As of December 31, 2010 and June 30, 2010, the balances were $4,912 and $4,495, respectively.

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

For the six months ended December 31, 2010, the company paid $6,201 directly for warranty claims. Also, the company accrued $51,879 as the warranty accrual with respect to sales during the period.

10. STOCKHOLDERS’ EQUITY

As of December 31, 2010, 783,000,000 shares have been authorized and 21,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

11. STOCK-BASED COMPENSATION

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company’s employees in recognition of prior services. The Company has recorded the transfer as a contribution to the Company’s capital and a stock-based compensation expense, which was valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded to in relation to this transfer during the period ended December 31, 2010 was $717,000.

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

11. STOCK-BASED COMPENSATION (continued)

The Company issued 1,500,000 shares provided in the 2010 Plan in the form of grants of restricted common stock on October 18, 2010, valued by using the closing stock price of $1.10 on that date.  As of December 31, 2010, none of those shares had vested and no share had been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2010 Plan as of December 31, 2010, and changes for the period ended December 31, 2010, is presented below:

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

The Company had no uncertain tax positions as of December 31, 2010 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the six months ended December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
China Pre-tax Income	$1,227,639	$3,266,452
Domestic Pre-tax Income	-	-
Total Pre-tax Income	$1,227,639	$3,266,452

	December 31, 2010	June 30, 2010
	(Restated)
China Income Tax Expense	$549,076	$837,486
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$549,076	$837,486

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	December 31, 2010	June 30, 2010
	(Restated)
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	19.73%	0.64%
Effective Consolidated Current Income Tax Rate	44.73%	25.64%

(a)
The 19.73% and 0.64% represent $966,144 (including $907,385 stock-based compensation expense) and $83,492 of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the six months ended December 31, 2010 and year ended June 30, 2010.

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

Concentration of credit risk

Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

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

14. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of our Company’s directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. In the six-month period ended December 31, 2010, purchases from Heilongjiang ZQPT totaled $2,764,246, or 51.37% of the total purchases for the six-month period. As of December 31, 2010, the total amount due to Heilongjiang ZQPT was $885,176, or 61.59% of the total accounts payable. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable.

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

We have restated the financial statements and accompanying notes for the quarter ended September 30, 2010. The reason for the restatement is:

●
The Company failed to recognize 358,500 shares transferred from Mr. Kun Liu on September 2, 2010 in the financial statements for the quarter ended September 30, 2010.  The shares were transferred in recognition of prior services, and were fully-vested and nonforfeitable.  Pursuant to SAB Topic 5-T, these shares should be measured at the fair value of the Company’s stock on September 2, 2010 and recorded as compensation expenses during the quarter ended September 30, 2010.

Included among the shares were 25,000 transferred to professionals in recognitionof services to the Company.  The shares were fully-vested and nonforfeitable.  Pursuant to ASC 505-50-25-7 the shares issued to the professionals were recognized as an immediate expense in the restated financial statements.

15.   RESTATEMENT (continued)

The restatement had the following effects on the Company’s financial statements as of September 30, 2010 and for the quarter then ended:

	As Reported	As Restated
Additional Paid-in Capital	$252,771	$969,771
Retained Earnings	5,282,530	4,565,530

General and Admininistrative Expense	128,380	845,380
Income from Operations	842,985	125,985
Net Income	630,260	(86,740)
EPS- Basic and Diluted	$0.003	$(0.01)

We have restated the Consolidated Balance Sheets as of December 31, 2010, Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2010 and accompanying notes. The reason for the restatement of Consolidated Balance Sheets is that the inclusion of “deferred stock-based compensation expense” as a separated component of stockholders’ equity was not appropriate. In the restatement, we eliminated this line item and included the charge as an offset to additional paid-in capital. The reason for the restatement of Consolidated Statements of Operations and Comprehensive Income is that we failed to exclude the unvested shares when calculating the weighted average shares and the accumulated tax effect for our US office when calculating tax expenses. In the restatement, we excluded the unvested shares from the calculation of weighted average shares. The restatement had the following effects on the Company’s financial statements as of December 31, 2010 and for the quarters then ended:

	As Reported	As Restated
Additional Paid-in Capital as of December 31, 2010	$2,618,271	$1,158,656
Retained Earning as of December 31, 2010	5,557,681	5,330,835

Provision for Income Taxes – Three Months Ended December 31, 2010	285,431	333,028
Provision for Income Taxes – Six Months Ended December 31, 2010	322,230	549,076
Net Income – Three Months Ended December 31, 2010	812,900	765,304
Net Income – Six Months Ended December 31, 2010	905,410	678,563
Diluted Weighted Average Common Shares – Three Months Ended December 31, 2010	21,359,811	20,159,811
Diluted Weighted Average Common Shares – Six Months Ended December 31, 2010	20,759,811	20,159,811
Diluted EPS – Six Months Ended December 31, 2010	$0.04	$0.08

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company's Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as the company's other SEC filings, including our annual report on Form 10-K for the year ended June 30, 2010.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 .

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

	3 months ended Dec 31, 2010	3 months ended Dec 31, 2009	Change	Percentage
Battery Safety System	2,166,819	2,287,373	(120,554)	-5.27%
Battery Module	937,549	274,638	662,911	241.38%
Battery Pack	40,106	293,341	(253,235)	-86.33%
Electric Vehicle Battery	570,229	267,379	302,850	113.27%
Power	461,377	373,446	87,931	23.55%
Chargers	92,021	9,297	82,724	889.84%
Total Revenue	4,268,090	3,505,473	762,617	21.76%

	6 months ended Dec 31, 2010	6 months ended Dec 31, 2009	Change	Percentage
Battery Safety System	4,283,592	4,596,704	(313,112)	-6.81%
Battery Module	1,781,760	376,225	1,405,534	373.59%
Battery Pack	104,845	1,297,454	(1,192,609)	-91.92%
Electric Vehicle Battery	837,992	789,297	48,695	6.17%
Power	787,559	359,880	427,679	118.84%
Chargers	177,019	8,959	168,060	1875.89%
Total Revenue	7,972,767	7,428,519	544,248	7.33%

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