Form 10-K/A
period 2010-06-30
China Lithium Technologies Inc.
filed 2011-08-30
CIK 888719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

AMENDMENT NO. 2

This amendment is being filed in order to:

•	Amend Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include disclosure of revenue attributable to each of our product lines;

•
Restate the Statements of Changes in Stockholders’ Equity for the reasons set forth in Note 15 to the Financial Statements and make corresponding changes to the Stockholders’ Equity section of the Balance Sheets and the calculation of Earnings Per Share on the Statements of Operations;

•	Amend Note 11 to the Financial Statements to include disclosure regarding deferred tax assets and liabilities;

•	Amend Note 15 to the Financial Statements to state all effects of the restatement of the financial statements filed with the initial Form 10-K;

•
Modify  Item 9A(T), “Controls and Procedures:  Management’s Report on Internal Control over Financial Reporting” to state management’s conclusion that the Company’s internal controls over financial reporting were not effective as of June 30, 2010;

•	Amend Item 13, “Certain Relationships and Related Transactions” to provide further disclosure regarding loans from related parties; and

•	Include additional exhibits.

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified.  For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

China Lithium Technologies, Inc.

FORM 10-K/A
(Amendment No. 2)

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

RESULTS OF OPERATIONS

Year Ended June 30, 2010 compared to Year Ended June 30, 2009

Total Net Revenues

The following table shows the revenues attributable to each of our product lines during the past two fiscal years:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Battery Management Systems	$8,404,660	$7,461,318
Battery Modules	$1,470,849	$331,165
Battery Patches	$1,632,175	$2,274,690
Electric Vehicle Batteries	$1,211,820	$895,754
Power Supplies	$1,290,470	–
Chargers	$79,510	–

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

/s/P.C.LIU, CPA, P.C.

P.C.LIU, CPA, P.C.
Flushing, NY

August 31, 2010 (August 30, 2011 as to the effects of the restatement)

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
		(Restated)
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,761,427	$407,333
Accounts Receivable	4,054,189	2,404,088
Other Accounts Receivable	48,621	24,507
Advanced to Suppliers	12,297	785
Inventories	786,013	2,567,320
Prepaid Expenses	68,169	106,476

Total Current Assets	7,730,716	5,510,510

Property, Plant and Equipment, net	261,811	116,426
Patent and Other Intangibles, net	72,907	80,101

Total Assets	8,065,434	5,707,037

“ Continued on next page”

“ The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
		(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	1,832,512	1,819,740
Advance from Customers	3,329	4,426
Payroll Payable	57,186	34,123
Tax Payable	310,989	174,998
Other Accounts Payable	4,495	122,873
Interest Payable	-	32,732
Accrued Expenses	45,074	29,886
Loan from Shareholders	83,492	381,334
Warranty Accrual	237,374	186,601

Total Current Liabilities	2,574,452	2,786,714

Total Liabilities	2,574,452	2,786,714

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized; 0 share issued and outstanding as of June 30, 2009 and 2010	-	-
Comon stock, par value $0.001, 780,000,000 shares authorized; 19,151,875 shares issued and outstanding as of June 30, 2009; 20,159,811 shares issued and outstanding as of June 30, 2010	20,159	19,151
Additional Paid in Capital	252,771	139,293
Reserved Funds	467,186	-
Accumulated Other Comprehensive Income	98,594	71,387
Retained Earnings	4,652,271	2,690,492

Total Stockholders' Equity	5,490,982	2,920,323

Total Liabilities and Stockholders' Equity	$8,065,434	$5,707,037

“ The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Restated)	(Restated)

Revenues	$14,089,484	$10,962,927
Cost of Goods Sold	9,568,363	7,989,327

Gross Profit	4,521,121	2,973,600

Operating Expenses:
Manufacturing Expenses	250,037	112,022
R & D Expenses	114,995	43,135
Sales Expenses	419,547	258,791
General and Administrative Expenses	471,414	255,703
Total Operating Expenses	1,255,993	669,652

Income from Operations before Other Expenses
(Income)	3,265,128	2,303,948

Other Expenses (Income):
Financial Expense (Income)	-	7,830
Other Expenses (Income)	(1,324)	(798)
Total Other Expenses (Income)	(1,324)	7,032

Income before Income Taxes	3,266,452	2,296,916

Provision for Income Taxes	837,486	574,229

Net Income	2,428,966	1,722,687

Other Comprehensvie Income:
Unrealized Gain (Loss) on Foreign Currency Translation	27,207	7,993

Comprehensive Income	$2,456,173	$1,730,680

Earnings Per Common Share-Basic and Diluted	$0.12	$0.09

Weighted Average Common Share - Basic and Diluted	19,436,314	19,151,875

“The accompanying notes are an integral part of these financial statement”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2008 (Restated)	-	$-	19,151,875	$19,151	$139,293	$63,394	$967,805	$-		$1,189,643

Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds							-	-		-
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive Income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Footnote A (Reseved Funds):	Restrictived retained earnings for the benefit of empoyees

“The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(Restated)
Cash Flows From Operating Activities:

Net Income	$2,428,966	$1,722,687
Adjustments to Reconcile Net Income to Net Cash
(Used) Provided by Operating Activities:
Depreciation and Amortization Expense	79,582	39,793
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,650,101)	(1,539,295)
Inventories	1,781,307	(199,629)
Prepaid Expenses	38,308	(65,075)
Advanced to Suppliers	(11,512)	(58)
Other Accounts Receivable	(24,114)	(13,638)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	12,772	958,692
Advance from Customers	(1,097)	2,391
Taxes Payable	135,991	41,206
Payroll Payable	23,063	138
Interest Payable	(32,732)	8,273
Warranty Accrual	50,773	110,117
Other Account Payable	(118,378)	(317,440)
Accrued Expenses	15,188	15,043

Net Cash (Used) Provided by Operating Activities	2,728,016	763,205

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	(223,292)	(20,082)
Purchases of Intangible Assets	(2,975)	(630)

Net Cash (Used) Provided by Investing Activities	(226,267)	(20,712)

“Continued on next page”

“ The accompanying notes are an integral part of theses financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash Flows From Financing Activities:

Loan from (Repayment to) Shareholder	(297,842)	(305,598)
Capital Contribution	114,486	-
(Repayment) to Short Term Loan	-	(291,045)

Net Cash (Used) Provided by Financing Activities	(183,356)	(596,643)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35,701	(3,208)

Increase in Cash and Cash Equivalents	2,354,094	142,642

Cash and Cash Equivalents - Beginning Balance	407,333	264,691

Cash and Cash Equivalents - Ending Balance	$2,761,427	$407,333

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Years for:
Interest Paid	$32,732	$-
Income Taxes Paid	$837,963	$493,444

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

11. INCOME TAXES

The Company’s VIE, Beijing Guoqiang, is registered and operates in Beijing, PRC. In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of June 30, 2010 and 2009. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the year ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
China Pre-tax Income (Loss)	$3,349,944	$2,296,916
Domestic Pre-tax Income (Loss)	(83,492)	-
Total Pre-tax Income (Loss)	$3,266,452	$2,296,916

	June 30, 2010	June 30, 2009
China Income Tax Expense	$837,486	$574,229
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$837,486	$574,229

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	June 30, 2010	June 30, 2009
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	0.64%	-
Effective Consolidated Current Income Tax Rate	25.64%	25.00%

(a). The 0.64% represents $83,492 of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for year ended June 30, 2010. There was no US office during the year ended June 30, 2009.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the years ended June 30, 2010. Net operating loss carry forwards for United States income tax purposes amounted to $83,492 as of June 30, 2010, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At June 30, 2010 and 2009, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	June 30, 2010	June 30, 2009
U.S. Holding Company Net Operating Loss Carry-forward	$28,387	-
Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(28,387)	-
Net	-	-

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

15.   RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders’ Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders’ Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the shares issued to the prior owners of Sky Achieve Holdings in the reverse merger and the capital associated with the shares issued in the reverse merger are ~~is~~ shown as outstanding in the balance at June 30, 2008 and thereafter, and the shares of the public company outstanding at the time of the reverse merger and the capital associated with those shares are shown as issued at the time of the reverse merger.  The effect of the restatement on the Consolidated Statements of Changes in Stockholders Equity is shown below:

			As Originally Reported	As Restated
6/30/08	Balance	Common Stock – Shares	-	19,151,875
		Common Stock – Amount	$129,340	$19,151
		Additional Paid in Capital	$29,104	$139,293
	Comprehensive Income Consolidation Adjustment	Common Stock – Amount	$(129,340)	-
		Additional Paid in Capital	$(29,104)	-
	Issuance of Common Stock	Common Stock - Shares	1,007,936	-
		Common Stock - Amount	$1,008	-
		Additional Paid in Capital	$157,436	-

6/30/09	Balance	Common Stock - Shares	1,007,936	19,151,875
		Common Stock - Amount	$1,008	$19,151
		Additional Paid in Capital	$157,436	$139,293
	Issuance of Common	Common Stock - Shares	19,151,875	1,007,936
	Stock/Reverse Acquisition	Common Stock - Amount	$19,151	$1,008
	Equity Adjustments*	Additional Paid in Capital	$72,352	$113,478

6/30/10	Balance	Additional Paid in Capital	$229,788	$252,771
		Total Stockholders’ Equity	$5,467,999	$5,490,982

*  The effects of the reverse merger on shareholders’ equity were identified as “issuance of common stock” in our original filing and are identified as “reverse acquisition equity adjustments” in the amended filing.

The restatement resulted in a recalculation of weighted average shares outstanding for each of the past two fiscal years.  The effect of that recalculation on earnings per share is shown below:

Earnings Per Share	As Originally Reported	As Restated
Year Ended June 30, 2010	$0.12	$0.12
Year Ended June 30, 2009	$1.71	$0.09

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 'Internal Control - Integrated Framework'. As a result of that assessment, our management determined that there were  weaknesses in our internal control over financial reporting.  The specific weaknesses are those identified  above in “Evaluation of Disclosure Controls and Procedures.”  Accordingly, our management has concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.

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

From time to time during the year ended June 30, 2010, the Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States.  The first loan of $45,459 was made on April 20, 2010, followed by three additional loans that brought the balance due to $83,493, which was the amount due from the Company to Kun Liu at June 30, 2010.  No portion of the loans has been repaid.  The loans are interest-free and due on demand.  The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

During the period from March 2007 to July 2008, as it was initiating its business activities, Beijing Guoqiang borrowed funds from Kun Liu for working capital.  The largest aggregate debt owed by Beijing Guoqiang to Kun Liu at any one time was 3,926,942 RMB ($581,000) owed at November 30, 2007.  The balance due at the end of the 2008 fiscal year was 3,720,464 RMB ($541,411).  Beijing Guoqiang repaid 1,120,000 RMB ($162,985) during the year ended June 30, 2009 and repaid the remaining 2,602,964 RMB ($381,334) during the year ended June 30, 2010.  The loans were interest-free and due on demand.

In May 2007 Beijing Guoqiang borrowed 1,000,000 RMB ($145,522) from Yuanchao Zhang, a shareholder in Beijing Guoqiang.  Beijing Guoqiang repaid the debt in December 2008.

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

10.8
Supply Agreement dated February 24, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd - filed with Amendment No. 1 to the Form 10-K.

10.9
Supply Agreement dated March 22, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd - filed with Amendment No. 1 to the Form 10-K.

10.10	Loan Agreement dated January 1, 2011 between Kun Liu and China Lithium Technologies, Inc.

21.1	Subsidiaries of the registrant - filed with the initial Form 10-K.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

/s/ Kun Liu
Dated: August 30, 2011	Kun Liu, Chief Executive Officer and Chairman (Principal executive officer)

/s/ Chunping Fang
Dated: August 30, 2011	Chunping Fang, Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Kun Liu	Chairman/Chief Executive Officer (Principal executive officer)	August 30, 2011
Kun Liu

/s/ Chunping Fang	Chief Financial Officer (Principal financial officer and principal accounting officer)	August 30, 2011
Chunping Fang

/s/ Jijun Zhang	Director	August 30, 2011
Jijun Zhang