Form 10-Q/A
period 2010-09-30
China Lithium Technologies Inc.
filed 2011-09-13
CIK 888719

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of common stock, $0.001 par value per share, outstanding as of September 12, 2011 was 21,659,811.

AMENDMENT NO. 2
---------------

This amendment is being filed in order to:

      o Restate the Statements of Changes in Stockholders Equity for the reasons described in Note 16 to the financial statements;

      o Revise the tables in Note 12 to the financial statements to properly reflect the Company's domestic pre-tax income;

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                          QUARTERLY REPORT ON FORM 10Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2011

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

Part I      Financial Information

Item 1.     Financial Statements (unaudited):
            Consolidated Balance Sheet - September 30, 2010
              (unaudited) and June 30, 2010....................................6
            Consolidated Statements of Income and Other
              Comprehensive Income (Unaudited) - for the
              Three Months Ended September 30, 2010 and 2009...................8
            Consolidated Statements of Cash Flows (Unaudited) -
              for the Three Months Ended September 30, 2010 and 2009 .........10
            Notes to Consolidated Financial Statements (Restated, Unaudited) .11
Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................29
Item 3      Quantitative and Qualitative Disclosures about Market Risk........34
Item 4.     Controls and Procedures...........................................35

Part II     Other Information
Item 1.     Legal Proceedings.................................................35
Items 1A.   Risk Factors......................................................35
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......35
Item 3.     Defaults upon Senior Securities...................................35
Item 4.     Reserved..........................................................35
Item 5.     Other Information ................................................35
Item 6.     Exhibits .........................................................35

                         CHINA LITHIUM TECHNOLOGIES, INC

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

                              (RESTATED, UNAUDITED)

                                                                       ---------
                                                                         PAGE
                                                                       ---------

UNAUDITED FINANCIAL STATEMENTS:

      CONSOLIDATED BALANCE SHEETS                                        6 & 7
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME       8
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY           9
      CONSOLIDATED STATEMENTS OF CASH FLOWS                             10 & 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              12 - 28

                        CHINA LITHIUM TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

          ASSETS                         September 30, 2010      June 30, 2010
                                         ------------------   ------------------
                                            (Unaudited)
Current Assets:
    Cash and Cash Equivalents            $        2,498,846   $        2,761,427
    Accounts Receivable                           5,049,839            4,054,189
    Other Accounts Receivable                        56,823               48,621
    Advanced to Suppliers                            21,704               12,297
    Inventory                                       672,412              786,013
    Prepaid Expenses                                 45,268               68,169
                                         ------------------   ------------------

            Total Current Assets                  8,344,893            7,730,716
                                         ------------------   ------------------


Plant & Equipment, net                              258,710              261,811
Patent and Other Intangibles, net                    73,637               72,907
                                         ------------------   ------------------

            Total Assets                          8,677,240            8,065,434
                                         ==================   ==================

                            " Continued on next page"


   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS


     LIABILITIES AND STOCKHOLDERS' EQUITY                                    September 30, 2010      June 30, 2010
                                                                             ------------------   ------------------
                                                                                (Unaudited)
Current Liabilities:
      Accounts Payable                                                                1,702,035            1,832,512
      Advance from Customers                                                              3,383                3,329
      Payroll Payable                                                                    56,022               57,186
      Tax Payable                                                                       247,137              310,989
      Other Accounts Payables                                                             3,542                4,495
      Accrued Expenses                                                                   45,808               45,074
      Loan from Shareholders                                                            123,638               83,492
      Warranty Accrual                                                                  275,749              237,374
                                                                             ------------------   ------------------

                  Total Current Liabilities                                           2,457,314            2,574,452
                                                                             ------------------   ------------------

                  Total Liabilities                                                   2,457,314            2,574,452
                                                                             ------------------   ------------------

Stockholders' Equity:
      Preferred Stock, par value $0.001, 20,000,000 authorized;
      0 share issued and outstanding as of June 30 and September 30, 2010                    --                   --
      Comon stock, par value $0.001, 780,000,000 shares authorized; 20,159,811
      shares issued and outstanding as of June 30 and September 30, 2010                 20,159               20,159
      Additional Paid in Capital                                                        969,771              252,771
      Reserved Funds                                                                    467,186              467,186
      Accumulated Other Comprehensive Income                                            197,279               98,594
      Retained Earnings                                                               4,565,530            4,652,271
                                                                             ------------------   ------------------

                  Total Stockholders' Equity                                          6,219,925            5,490,982
                                                                             ------------------   ------------------
            Total Liabilities and Stockholders' Equity                       $        8,677,240   $        8,065,434
                                                                             ==================   ==================


   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                   (UNAUDITED)
                                                       Three Months Ended
                                                           September 30,
                                                       2010            2009
                                                   ------------    ------------


Revenues                                           $  3,704,678    $  3,923,046
Cost of Goods Sold                                    2,400,654       2,920,031
                                                   ------------    ------------

Gross Profit                                          1,304,024       1,003,015
                                                   ------------    ------------

Operating Expenses:
     Manufacturing Expenses                              62,485          26,901
     R & D Expenses                                      20,320          10,715
     Sales Expenses                                     249,855          65,700
     General and Administrative Expenses                845,380         129,517
                                                   ------------    ------------

         Total Operating Expenses                     1,178,038         232,833
                                                   ------------    ------------

Income from Operations before Other Expenses
         and (Income)                                   125,985         770,181
                                                   ------------    ------------

Other Expenses and (Income):
     Financial Expenses (Income)                         (3,504)         228.91
     Other Expenses (Income)                                182          (1,199)
                                                   ------------    ------------
         Total Other Expense and (Income)                (3,323)           (970)
                                                   ------------    ------------

Income Before Income Taxes                              129,308         771,152

Provision For Income Taxes                              216,048         192,788
                                                   ------------    ------------

Net Income                                              (86,740)        578,364

Other Comprehensvie Income:
     Unrealized Gain (loss) on Foreign Currency
       Translation                                       98,685          35,423
                                                   ------------    ------------

Comprehensive Income                               $     11,945    $    613,787
                                                   ============    ============

Earnings Per Common Share-Basic and Diluted        $     (0.004)   $       0.03
                                                   ============    ============

Weighted Average Common Share - Basic and Diluted    20,159,811      20,159,811
                                                   ============    ============

   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                        Accumulated
                         Preferred Stock    Common Stock                   Other
                         ---------------  -----------------  Additional   Compre-                             Compre-     Total
                                                              Paid in     hensive     Retained   Reserved     hensive  Stockholders'
                         Shares  Amount   Shares     Amount   Capital     Income      Earnings   Funds (A)    Income      Equity
                         ------  ------   ------     ------   -------   -----------   --------   ---------    -------  -------------

Balance - June 30,
   2008 (Restated)           --   $  --  19,151,875  $19,151  $139,293  $  63,394   $  967,805   $      --               $1,189,643

Net income                                                                           1,722,687                1,722,687   1,722,687
Retained earning to
   reserved funds                                                                           --          --                       --
Foreign currency
   translation gain                                                         7,993                                 7,993       7,993
                                                                                                              ---------
Comprehensive Income                                                                                          1,730,680
                         ------   -----  ----------  -------  --------  ---------   ----------   ---------               ----------
Balance - June 30,
   2009 (Restated)           --   $  --  19,151,875  $19,151  $139,293  $  71,387   $2,690,492   $      --               $2,920,323

Reverse acquisition
   equity adjustments                     1,007,936    1,008   113,478                                                      114,486
Net income                                                                           2,428,966                2,428,966   2,428,966
Retained earning to
   reserved funds                                                                     (467,186)    467,186                       --
Foreign currency
   translation gain                                                        27,207                                27,207      27,207
                                                                                                              ---------
Comprehensive Income                                                                                          2,456,173
                         ------   -----  ----------  -------  --------  ---------   ----------   ---------               ----------
Balance - June 30,
   2010 (Restated)           --   $  --  20,159,811  $20,159  $252,771  $  98,594   $4,652,272   $ 467,186               $5,490,982

Common stock compensation
   on September 2, 2010                                        717,000                                                      717,000
Net income for the
   three months                                                                        (86,740)                 (86,740)    (86,740)
Foreign currency
   translation gain                                                        98,685                                98,685      98,685
                                                                                                              ---------
Comprehensive Income                                                                                             11,945
                         ------   -----  ----------  -------  --------  ---------   ----------   ---------               ----------
Balance - September 30,
   2010 (Unaudited)          --   $  --  20,159,811  $20,159  $969,771  $ 197,279   $4,565,530   $ 467,186               $6,219,925
                         ======   =====  ==========  =======  ========  =========   ==========   =========               ==========

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

Cash Paid during the Three Months for:
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
                                                      ===========   ===========

   "The accompanying notes are an integral part of these financial statements"

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.   INVENTORIES

The components of inventories at September 30, 2010 and June 30, 2010 are as follows:

                                        September 30, 2010      June 30, 2010
                                        ------------------   ------------------
Raw Materials                           $          209,129   $          440,027
Work in Process                                    305,263               90,428
Finished Goods                                     156,261              253,827
Low Value Items                                      1,759                1,731
                                        ------------------   ------------------
Total                                   $          672,412   $          786,013
                                        ==================   ==================

As of September 30, 2010 and June 30, 2010, the Company has not recorded any reserve for inventory obsolescence.

4.   PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2010 and June 30, 2010 are as follows:

                                        September 30, 2010      June 30, 2010
                                        ------------------   ------------------
Building and Improvement                $           42,541    $          41,859
Machinery and Equipment                            322,961              307,249
Motor Vehicle                                       30,042               29,460
Less: Accumulated Depreciation                    (136,834)            (116,757)
                                        ------------------   ------------------
Total Property and Equipment, net       $          258,710    $         261,811
                                        ==================   ==================

Depreciation expenses for quarter ended September 30, 2010 and year ended June 30, 2010 were $18,140 and $69,021 respectively.

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of September 30, 2010 and June 30, 2010 was comprised of the following:

                                        September 30, 2010      June 30, 2010
                                        ------------------   ------------------
Intangible Assets                       $          110,549   $          106,719
Less: Accumulated Amortization                     (36,912)             (33,811)
                                        ------------------   ------------------
Total Intangible Assets, net            $           73,637   $           72,907
                                        ==================   ==================

Amortization expenses for the quarter ended September 30, 2010 and year ended June 30, 2010 were $2,519 and $10,561 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,                                                 Amount
                                                              -----------------
2011                                                          $           10,733
2012                                                                      10,733
2013                                                                      10,733
2014                                                                      10,733
2015                                                                      10,733
                                                              ------------------
Total 5 years                                                 $           53,665
                                                              ==================

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

                                        September 30, 2010      June 30, 2010
                                        ------------------   ------------------
Accounts Receivable                     $        5,170,147   $        4,201,211
Less: Allowance for Doubtful Accounts             (120,308)            (147,022)
                                        ------------------   ------------------
Total Accounts Receivable, net          $        5,049,839   $        4,054,189
                                        ==================   ==================

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


12. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of September 30, 2010 and 2009. The following table sets forth the components of the Company's income before income tax expense and the components of income tax expense for the three months ended September 30, 2010 and 2009:

                                        September 30, 2010   September 30, 2009
                                        ------------------   ------------------
China Pre-tax Income (Loss)             $          861,673   $          771,152
Domestic Pre-tax Income (Loss)                    (732,365)                 --

                                        ------------------   ------------------
Total Pre-tax Income (Loss)             $          129,308   $          771,152
                                        ==================   ==================

                                        September 30, 2010   September 30, 2009
                                        ------------------   ------------------
China Income Tax Expense                $          216,048   $          192,788
Domestic Income Tax Expense                              -                    -
                                        ------------------   ------------------
Total Current Income Tax Expense        $          216,048   $          192,788
                                        ==================   ==================

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

                                       September 30, 2010   September 30, 2009
                                       ------------------   ------------------
U.S. Statutory Income Tax Rate                       34.0%                34.0%
Foreign Income not Recognized in the
 U.S.                                               (34.0%)              (34.0%)
China Statutory Income Tax Rate                      25.0%                25.0%
Other Items (a)                                    142.08%                   -
                                       ------------------   ------------------
Effective Consolidated Current Income
 Tax Rate                                          167.08%               25.00%
                                       ==================   ===================
(a).  The  142.08%   represents   $732,365   (including   $717,000   stock-based
compensation expense) corporate expenses incurred by the Company's US office that are not subject to PRC income tax for the three months ended September 30, 2010. There was no US office as of September 30, 2009.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the nine months ended September 30, 2010. Net operating loss carry forwards for United States income tax purposes amounted to $732,365 as of September 30, 2010, which may be available to reduce future periods' US taxable income. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


12. INCOME TAXES (continued)

history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At September 30, 2010 and 2009, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

                                                As of                As of
                                         September 30, 2010   September 30, 2009
                                         ------------------   ------------------
U.S. Holding Company Net Operating
 Loss Carry-forward                      $          249,004                    -
U.S. Holding Company Deferred
 Stock-based Compensation Expense                         -                    -
Less: Valuation Allowance                          (249,004)                   -
                                         ------------------   ------------------
Net                                                       -                    -
                                         ==================   ==================

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of total Accounts Receivable as follows:


                                                      September 30, 2010         June 30, 2010
                    Customer Name                     Amount        %          Amount        %
-----------------------------------------------     ---------   ---------    ---------   ---------
Beijing Anhualianhe Co., Ltd                          372,532        7.21%     275,539        6.56%
Beijing Renxinyu Trading Co., Ltd                     419,328        8.11%     474,070       11.28%

Yangguangsanwei Electronic Appliance Co., Ltd         273,996        5.30%     258,880        6.16%
Beijing Ziqiangfa Technology Co., Ltd                 259,460        5.02%     256,231        6.10%
Beijing Jiruiyueda Electronic Facility Co., Ltd       429,731        8.31%     349,617        8.32%
Guangzhou Chuangxin Power Technology Co., Ltd         537,659       10.40%     413,795        9.85%


The major vendors which represented more than 5% of total Accounts Payable as follows:


                                                      September 30, 2010         June 30, 2010
                    Vendor Name                       Amount        %          Amount        %
-----------------------------------------------     ---------   ---------    ---------   ---------
Heilongjiang Zhongqiang Power Tech Ltd              1,425,686       83.76%    1,593,055     86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd              50,784        2.98%       98,574      5.38%


There were no major clients whose sales larger than 5% of the total sales for the quarter ended September 30, 2010.

The major vendors which represented more than 5% of the total purchases for the quarter ended September 30, 2010:

                                                          Three Months Ended
                                                          September 30, 2010
             Vendor Name                                 Amount           %
---------------------------------------                ----------    ----------
Heilongjiang Zhongqiang Power Tech Ltd                  1,353,854         61.10%
Beijing Anhualianhe Power Tech Co., Ltd                   477,831         21.56%

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

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


14. RELATED PARTY TRANSACTIONS (continued)

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

16.   RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders' Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders' Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the shares issued to the prior owners of Sky Achieve Holdings in the reverse merger and the capital associated with the shares issued in the reverse merger are shown as outstanding in the balance at June 30, 2008 and thereafter, and the shares of the public company outstanding at the time of the reverse merger and the capital associated with those shares are shown as issued at the time of the reverse merger. The effect of the restatement on the Consolidated Statements of Changes in Stockholders' Equity is shown below:

                        CHINA LITHIUM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                              (RESTATED, UNAUDITED)


16.   RESTATEMENT (continued)


                                                                         As Originally         As Restated
                                                                           Reported
                                                                       ------------------   ------------------
6/30/2008 Balance                  Common Stock - Shares                                -           19,151,875
---------------------------------- --------------------------------    ------------------   ------------------
                                   Common Stock - Amount               $          129,340   $           19,151
                                   --------------------------------    ------------------   ------------------
                                   Additional Paid-in Capital          $           29,104   $          139,293
                                   --------------------------------    ------------------   ------------------
Comprehensive Income               Common Stock - Amount               $         (129,340)                   -
Consolidated Adjustment
---------------------------------- --------------------------------    ------------------   ------------------
                                   Additional Paid-in Capital          $          (29,104)                   -
                                   --------------------------------    ------------------   ------------------
Issuance of Common Stock           Common Stock - Shares                        1,007,936                    -
---------------------------------- --------------------------------    ------------------   ------------------
                                   Common Stock - Amount               $            1,008                    -
                                   --------------------------------    ------------------   ------------------
                                   Additional Paid-in Capital          $          157,436                    -
                                   --------------------------------    ------------------   ------------------
6/30/2009 Balance                  Common Stock - Shares                        1,007,936           19,151,875
---------------------------------- --------------------------------    ------------------   ------------------
                                   Common Stock - Amount               $            1,008    $          19,151
                                   --------------------------------    ------------------   ------------------
                                   Additional Paid-in Capital          $          157,436    $         139,293
                                   --------------------------------    ------------------   ------------------
                                   Common Stock - Shares                       19,151,875            1,007,936
                                   --------------------------------    ------------------   ------------------
                                   Common Stock - Amount               $           19,151    $           1,008
                                   --------------------------------    ------------------   ------------------
Issuance of Common Stock/Reverse   Additional Paid-in Capital          $           72,352    $         113,478
Acquisition Adjustments*
---------------------------------- --------------------------------    ------------------   ------------------
6/30/2010 Balance                  Additional Paid-in Capital          $          229,788    $         252,771
---------------------------------- --------------------------------    ------------------   ------------------
                                   Total Stockholders' Equity          $        5,467,999    $       5,490,982
                                   --------------------------------    ------------------   ------------------



* The effects of the reverse merger on shareholders' equity were identified as "issuance of common stock" in our original filing and are identified as "reverse acquisition equity adjustment" in the amended filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the company's Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q/A as well as the company's other SEC filings, including our annual report on Form 10-K for the year ended June 30, 2010.

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

                                      CHINA LITHIUM TECHNOLOGIES, INC.


DATE:  September 13, 2011             By: /s/  Kun Liu
                                          ---------------------------------
                                          Kun Liu, Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/ Chunping Fang
                                          ---------------------------------
                                          Chunping Fang, Chief Financial Officer
                                          (Principal Financial Officer)