Form 10-Q/A
period 2010-12-31
China Lithium Technologies Inc.
filed 2011-09-13
CIK 888719

United States
 Securities and Exchange Commission
 Washington, D.C. 20549

 FORM 10-Q/A
 (Amendment No. 3)

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
Yes ☐ No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of September 15, 2011 was 21,659,811.

Amendment No. 3

This amendment is being filed in order to restate the financial statements for the reasons set forth in Note 15 to the Financial Statements.  Changes have also been made to the Notes to Financial Statements for the sake of clarity, including:
•	Restate the Earnings Per Share for the reasons described in Note 15 to the financial statements;
•	Restate the Statements of Changes in Stockholders Equity for the reasons described in Note 15 to the financial statements;
•	Revise the tables in Note 12 to the financial statements to properly reflect the Company’s domestic pre-tax income;

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified.  For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

CHINA LITHIUM TECHNOLOGIES, INC.
 QUARTERLY REPORT ON FORM 10-Q/A
 FOR THE PERIOD ENDED DECEMBER 31, 2010

 INDEX

Item 1: Financial Statements

CHINA LITHIUM TECHNOLOGIES, INC

 FOR THE PERIOD ENDED DECEMBER 31, 2010

PAGE
FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	3 - 4
CONSOLIDATED STATEMENTS OF INCOME	5
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY	6
CONSOLIDATED STATEMENTS OF CASH FLOWS	7 & 8

NOTES TO FINANCIAL STATEMENTS	9 - 26

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	June 30, 2010
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,944,769	$2,761,427
Accounts Receivable	4,924,419	4,054,189
Other Receivable	57,127	48,621
Advanced to Suppliers	22,449	12,297
Inventory	1,222,202	786,013
Prepaid Expenses	77,903	68,169

Total Current Assets	9,248,869	7,730,716

Plant & Equipment, net	358,912	261,811
Patent and Other Intangibles, net	71,966	72,907

Total Assets	9,679,747	8,065,434

" Continued on next page"

 “The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2010	June 30, 2010
	(Unaudited)
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
Common Stock, par value $0.001, 780,000,000 shares authorized;
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

 “The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
	(Restated)		(Restated)

Revenues	$4,268,090	$3,505,473	$7,972,767	$7,428,519
Cost of Goods Sold	2,766,523	2,294,508	5,167,177	5,214,539

Gross Profit	1,501,566	1,210,965	2,805,590	2,213,980

Operating Expenses:
Manufacturing Expenses	$54,350	$66,356	$116,835	$93,257
R & D Expenses	19,675	20,615	39,995	31,330
Sales Expenses	134,882	68,843	384,736	134,543
General and Administrative Expenses	203,226	150,887	1,048,605	280,404

Total Operating Expenses	412,133	306,701	1,590,171	539,535

Income from Operations before Other Expenses
and (Income)	1,089,434	904,264	1,215,419	1,674,446

Other Expense and (Income):
Financial Expenses (Income)	(8,127)	-	(11,631)	229
Other Expenses (Income)	(771)	(53)	(590)	(1,252)
Total Other Expense and (Income)	(8,898)	(53)	(12,220)	(1,023)

Income before Income Taxes	1,098,332	904,317	1,227,639	1,675,469

Provision for Income Taxes	333,028	226,718	549,076	419,506

Net Income	765,304	677,599	678,563	1,255,963

Other Comprehensive Income:
Unrealized Gain (Loss) on Foreign Currency Translation	103,284	139	201,969	35,562

Comprehensive Income	$868,588	$677,739	$880,532	$1,291,525

Earnings Per Common Share-Basic and Diluted	$0.04	$0.03	$0.03	$0.06

Weighted Average Common Shares-Basic and Diluted	21,012,270	20,159,811	21,012,270	20,159,811

 “The accompanying notes are an integral part of these financial statements”

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance- June 30, 2008 (Restated)	-	$-	19,151,875	$19,151	$139,293	$63,394	$967,805	$-		$1,189,643

Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income for the year							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,272	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees on October 18, 2010			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,459,615)					(1,459,615)
Net income for the six months							678,563		678,563	678,563
Foreign currency translation gain						201,969			201,969	201,969
Comprehensive Income									880,532
Balance - December 31, 2010 (Unaudited)	-	$-	21,659,811	$21,659	$1,158,656	$300,563	$5,330,835	$467,186		$7,278,899

Footnote A (Reseved Funds):	Restrictived retained earnings for the benefit of empoyees

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	December 31, 2010	June 30,2010
Accounts Receivable	$4,924,419	$4,201,211
Less: Allowance for Doubtful Accounts	-	(147,022)
Total Accounts Receivable, net	$4,924,419	$4,054,189

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

10. STOCKHOLDERS’ EQUITY

As of December 31, 2010, 780,000,000 shares have been authorized and 21,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

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

On October 6, 2010, the Company adopted the 2010 Stock Award Plan (the “2010 Plan”). The purpose of the Plan is to promote the success and enhance the value of the Company by linking the personal interests of the participants of the Plan (the "Participants") to those of the Company's

11. STOCK-BASED COMPENSATION (continued)

stockholders, and by providing the Participants with an incentive for outstanding performance. The Company has reserved 3,000,000 shares of common share for the options and awards under the 2010 Plan.

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

Unearned Stock Compensation as of October 18, 2010	$1,650,000
Unearned Stock Compensation Granted	-
Amortization of Unearned Stock Compensation	(190,385)
Unearned Stock Compensation as of December 31, 2010	$1,459,615

The following table shows the amortization of the unearned stock compensation relating to the 2010 Plan:

As of June 30,	Amortization
2011	$373,365
2012	398,901
2013	316,212
2014	233,712
2015	137,425
Total Amortization	$1,459,615

12. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of December 31, 2010 and 2009. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the six months ended December 31, 2010 and 2009:

	December 31, 2010 (Restated)	December 31, 2009
China Pre-tax Income	$2,193,783	$1,675,469
Domestic Pre-tax Loss	(966,144)	-
Total Pre-tax Income	$1,227,639	$1,675,469

	December 31, 2010
	(Restated)	December 31, 2009
China Income Tax Expense	$549,076	$419,506
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$549,076	$419,506

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	December 31, 2010
	(Restated)	December 31, 2009
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	19.73%	-
Effective Consolidated Current Income Tax Rate	44.73%	25.00%

(a) The 19.73% represents $966,144 (including $907,385 stock-based compensation expense) corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the six months ended December 31, 2010. There was no US office as of December 31, 2009.

12. INCOME TAXES (continued)

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the six months ended December 31, 2010. Net operating loss carry forwards for United States income tax purposes amounted to $ 966,144 as of December 31, 2010, which may be available to reduce future periods’ US taxable income. There is also deferred stock-based compensation expense of $1,459,615, to be recognized during the next four years, as of December 31, 2010 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 18, 2010. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted. At December 31, 2010 and 2009, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	As of December 31, 2010	As of December 31, 2009
U.S. Holding Company Net Operating Loss Carry-forward	$328,489	-
U.S. Holding Company Deferred Stock-based Compensation Expense	496,269	-
Less: Valuation Allowance	(824,758)	-
Net	-	-

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and June 30, 2010, substantially all of the

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

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

14. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials was purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of our Company’s directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. In the six-month period ended December 31, 2010, purchases from Heilongjiang ZQPT totaled $2,764,246, or 51.37% of the total purchases for the six-month period. As of December 31, 2010, the total amount due to Heilongjiang ZQPT was $885,176, or 61.59% of the total accounts payable. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable.

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

15.   RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders’ Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders’ Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the shares issued to the prior owners of Sky Achieve Holdings in the reverse merger and the capital associated with the shares issued in the reverse merger are shown as outstanding in the balance at June 30, 2008 and thereafter, and the shares of the public company outstanding at the time of the reverse merger and the capital associated with those shares are shown as issued at the time of the reverse merger. The effect of the restatement on the Consolidated Statements of Changes in Stockholders’ Equity is shown below:

		As Originally Reported	As Restated
6/30/2008 Balance	Common Stock - Shares	-	19,151,875
	Common Stock - Amount	$129,340	$19,151
	Additional Paid-in Capital	$29,104	$139,293
Comprehensive Income Consolidated Adjustment	Common Stock - Amount	$(129,340)	-
	Additional Paid-in Capital	$(29,104)	-
Issuance of Common Stock	Common Stock - Shares	1,007,936	-
	Common Stock - Amount	$1,008	-
	Additional Paid-in Capital	$157,436	-
6/30/2009 Balance	Common Stock - Shares	1,007,936	19,151,875
	Common Stock - Amount	$1,008	$19,151
	Additional Paid-in Capital	$157,436	$139,293
	Common Stock - Shares	19,151,875	1,007,936
	Common Stock - Amount	$19,151	$1,008
Issuance of Common Stock/Reverse Acquisition Adjustments*	Additional Paid-in Capital	$72,352	$113,478
6/30/2010 Balance	Additional Paid-in Capital	$229,788	$252,771
	Total Stockholders’ Equity	$5,467,999	$5,490,982
* The effects of the reverse merger on shareholders’ equity were identified as “issuance of common stock” in our original filing and are identified as “reverse acquisition equity adjustment” in the amended filing.

The restatement resulted in a recalculation of weighted average shares outstanding for the three and six months ended December 31, 2010. The effect of that recalculation on earnings per share is shown below:

Earnings Per Share	As Originally Reported	As Restated
Three Months Ended December 31, 2010	$0.04	$0.04
Six Months Ended December 31, 2010	$0.08	$0.03

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

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2011, our working capital increased by $1,918,604 to $7,074,868 at December 31, 2010. The increase was approximately equal to our net income for the six month period plus the $717,000 stock-based compensation expense that we incurred. The two components of working capital that made the largest increases were:

•
Accounts receivable, which increased by $870,230. The increase was primarily attributable to the 22% increase in our second quarter sales volume. In addition, we re-evaluated our accounts receivable at December 31, 2010 and determined that the $147,022 allowance for doubtful accounts that we recorded at June 30, 2010 could be reversed, as we had no accounts that were older than 90 days at December 31, 2010 and all accounts appeared likely to be paid on time. It should be noted that the program we had initiated in fiscal 2010 of allowing new customers extended payment terms has resulted in no accounts that are older than would be allowable under our customary payment terms.

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

Despite net income of $678,563 for the six months ended December 31, 2010 (which was reduced by a non-cash stock-based compensation expense of $717,000), our operations provided us only $69,882 in cash. The primary reasons for the discrepancy were the increases in accounts receivable and inventory discussed above. In addition, we used $513,125 in cash to reduce our accounts and taxes payable. In other words, this low cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. During the year ended June 30, 2010, our operations provided us $2,728,015 in cash, including $891,097 in the first half of that year. We expect that for the forseeable future, our operations will provide us significant cash yield.

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