Form 10-Q/A
period 2011-03-31
China Lithium Technologies Inc.
filed 2011-09-13
CIK 888719

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

The number of shares of common stock, $0.001 par value per share, outstanding as of August 29, 2011 was 21,659,811.

AMENDMENT NO. 1

This amendment is being filed in order to:

•	Restate the Earnings Per Share for the reasons described in Note 16 to the financial statements;
•	Restate the Statements of Changes in Stockholders Equity for the reasons described in Note 16 to the financial statements;
•	Restate the Statements of Cash Flows for the Nine Months ended March 31, 2010 for the reasons described in Note 16 to the financial statement;
•	Revise the tables in Note 12 to the financial statements to properly reflect the Company’s domestic pre-tax income;
•	Include disclose in Note 12 to the financial statements regarding the Company’s deferred tax assets;
•	Revise Note 16 to the financial statements to set forth all effects of the restatement of financial statements;
•
Eliminate a misstatement in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations:  Results of Operations” regarding the Company’s accounting treatment of research and development expenses; and

•	Correct a misstatement in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources” regarding the Company’s accounts receivable.

No effort has been made to update the disclosure, nor has any other aspect of the disclosures been modified.  For current information regarding the Company, the reader should refer to the recent filings by the Company with the Securities and Exchange Commission.

CHINA LITHIUM TECHNOLOGIES, INC.
FORM 10-Q/A (Amendment No. 1)
QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

PAGE

UNAUDITED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	4 & 5
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	6
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	7
CONSOLIDATED STATEMENTS OF CASH FLOWS	8 & 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10 – 26

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,864,970	$2,761,427
Accounts Receivable	4,596,655	4,054,189
Other Accounts Receivable	55,489	48,621
Advanced to Suppliers	30,011	12,297
Inventory	1,497,566	786,013
Prepaid Expenses	61,594	68,169
Total Current Assets	9,106,285	7,730,716

Plant & Equipment, net	621,626	261,811
Patent and Other Intangibles, net	69,393	72,907

Total Assets	9,797,304	8,065,434

" Continued on next page"

" The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	1,311,605	1,832,512
Advance from Customers	3,440	3,329
Payroll Payable	63,960	57,186
Tax Payable	144,016	310,989
Other Accounts Payables	9,645	4,495
Accrued Expenses	46,573	45,074
Loan from Shareholders	193,407	83,492
Warranty Accrual	321,462	237,374

Total Current Liabilities	2,094,108	2,574,452

Total Liabilities	2,094,108	2,574,452

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, 0 share issued and outstanding as of June 30 and March 31, 2011	-	-
Common Stock, par value $0.001, 780,000,000 shares authorized; 20,159,811 shares issued and outstanding as of June 30, 2010, 21,659,811 shares issued and outstanding, including 1,500,000 unvested restricted stock award as of March 31, 2011	21,659	20,159
Additional Paid in Capital	1,387,117	252,771
Reserved Funds	467,186	467,186
Accumulated Other Comprehensive Income	326,203	98,594
Retained Earnings	5,501,030	4,652,272

Total Stockholders' Equity	7,703,195	5,490,982

Total Liabilities and Stockholders' Equity	$9,797,304	$8,065,434

" The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Revenues	$3,361,885	$2,631,041	$11,334,652	$10,338,081
Cost of Goods Sold	2,070,107	1,640,307	7,237,284	7,086,227

Gross Profit	1,291,778	990,734	4,097,368	3,251,855

Operating Expenses:
Manufacturing Expenses	64,525	51,667	181,359	146,037
R & D Expenses	28,326	48,930	68,321	97,670
Sales Expenses	278,342	154,639	663,079	332,091
General and Administrative Expenses	610,516	195,907	1,659,122	400,689

Total Operating Expenses	981,709	451,143	2,571,880	976,487

Income from Operations before Other Expenses and (Income)	310,069	539,592	1,525,488	2,275,368

Other Expenses and (Income):
Financial Expenses (Income)	(7,722)	-	(19,352)	0
Other Expenses (Income)	(5,942)	15	(6,531)	(38))
Total Other Expenses and (Income)	(13,663)	15	(25,884)	(38))

Income Before Income Taxes	323,732	539,577	1,551,371	2,275,406

Provision For Income Taxes	153,538	134,894	702,613	569,490

Net Income	170,194	404,683	848,758	1,705,916

Other Comprehensive Income:
Unrealized Gain (loss) on
Foreign Currency Translation	25,640	142	227,609	4,651

Comprehensive Income	$195,834	$404,825	$1,076,367	$1,710,567

Earnings Per Common Share - Basic and Diluted	$0.01	$0.02	$0.04	$0.08

Weighted Average Common Share - Basic and Diluted	21,227,329	20,159,811	21,227,329	20,159,811

"The accompanying notes are an integral part of these financial statement"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Retained	Reserved	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance- June 30, 2008	-	$-	19,151,875	$19,151	$139,293	$63,394	$967,804	$-		$1,189,643
Net income							1,722,687		1,722,687	1,722,687
Retained earning to reserved funds							-	-
Foreign currency translation gain						7,993			7,993	7,993
Comprehensive income									1,730,680
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,491	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,489					114,486
Net income for the year							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,272	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,231,154)					(1,231,154)
Net income for the six months							848,758		848,758	848,758
Foreign currency translation gain						227,609			227,609	227,609
Comprehensive Income									1,076,367
Balance - March 31, 2011 (Unaudited)	-	$-	21,659,811	$21,659	$1,387,117	$326,203	$5,501,030	$467,186		$7,703,195

Footnote A (Reseved Funds): Restrictived retained earnings for the benefit of employees

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:

Net Income	$848,758	$1,705,916
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization Expense	70,180	61,076
Stock-based Compensation Expense	717,000	-
Amortization of Stock-based Compensation Expense	418,846	-
(Increase) or Decrease in Current Assets:
Accounts Receivable	(542,466)	(1,639,210)
Inventories	(711,553)	1,468,425
Prepaid Expenses	6,575	42,117
Advanced to Suppliers	(17,714)	(13,519)
Other Accounts Receivables	(6,868)	(24,031)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(520,907)	(639,323)
Advance from Customers	111	(1,110)
Taxes Payable	(166,973)	(44,527)
Payroll Payable	6,774	14,829
Interest Payable	-	(32,732)
Warranty Accrual	84,088	45,129
Other Account Payable	5,150	(117,904)
Accrued Expenses and Other Payables	1,499	41

Net Cash (Used) Provided by Operating Activities	192,500	825,178

Cash Flows From Investing Activities:

Short Term Investment	-	(440,100)
Purchases of Property and Equipment	(413,293)	(186,083)
Purchases of Intangible Assets	(2,119)	(2,963)

Net Cash Used in Investing Activities	(415,413)	(629,146)

"Continued on next page"

" The accompanying notes are an integral part of theses financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
Cash Flows From Financing Activities:

Loan from Shareholder	109,915	-
Repayment to Shareholder	-	(281,334)
Capital Contribution	-	114,486

Net Cash (Used) Provided by Financing Activities	109,915	(166,848)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	216,541	2,676

Increase in Cash and Cash Equivalents	103,543	31,860

Cash and Cash Equivalents - Beginning Balance	2,761,427	407,333

Cash and Cash Equivalents - Ending Balance	$2,864,970	$439,193

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Nine Months for:
Interest Paid	-	32,776
Income Taxes Paid	$768,153	$671,309

Non-Cash Investing and Financing Activities:

Common stock transferred for stock-based compensation	$717,000	$-
Issued 1,500,000 restricted common stock to employees	$1,650,000	$-

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

•   The product has been delivered to the customer’s warehouse – unless other terms for delivery have been specified in the contract – at which time the customer takes ownership and the risk of loss passes to the customers.

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation was $1,135,846 and $0 for the nine months ended March 31, 2011 and 2010, respectively.

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

10. STOCKHOLDERS’ EQUITY

As of March 31, 2011, 780,000,000 shares have been authorized and 21,659,811 shares are issued and outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

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

Unearned Stock Compensation as of October 18, 2010	$1,650,000
Unearned Stock Compensation Granted	-
Amortization of Unearned Stock Compensation	(418,846)
Unearned Stock Compensation as of March 31, 2011	$1,231,154

The following table shows the amortization of the unearned stock compensation relating to the 2010 Plan:

As of June 30,	Amortization
2011	$144,904
2012	398,901
2013	316,212
2014	233,712
2015	137,425
Total Amortization	$1,231,154

12. INCOME TAXES

In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions during the nine months March 31, 2011 and 2010. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the nine months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
China Pre-tax Income	$2,807,933	$2,275,406
Domestic Pre-tax Income(Loss)	(1,256,562)
Total Pre-tax Income	$1,551,371	$2,275,406

CHINA LITHIUM TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

12. INCOME TAXES (continued)

	March 31, 2011	March 31, 2010
China Income Tax Expense	$702,613	$569,490
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$702,613	$569,490

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	March 31, 2011	March 31, 2010
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0)%	(34.0)%
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	20.29%	0%
Effective Consolidated Current Income Tax Rate	45.29%	25%
(a). The 20.29%  represents $1,256,562 (including $1,135,846 stock-based compensation expense) andcorporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the nine months ended March 31, 2011. There was no US office expense during the nine months ended March 31, 2010.

There is also a deferred tax asset of  230,463 as of March 31, 2011 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 18, 2010.

The Company was incorporated in the United States.  It incurred net operating losses for U.S. income tax purposes for the nine month periods  ended March 31, 2011 and 2010. Net operating loss carry forwards for United States income tax purposes amounted to $ 204,208 as of March 31, 2011, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011and 2010 for the temporary difference related to the loss carry-forwards.  Management reviews this valuation allowance periodically and makes adjustments as warranted. At March 31, 2011 and 2010, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	March 31, 2011	March 31, 2010
United States	299,894	$0-
China	-	-
Less: Valuation Allowance	(299,894)	(0	)-
Net	-	-

13.  EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three and nine months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Restated)	(Restated)
Basic & Diluted Earnings per Share
Net Income	$170,194	$404,683
Weighted Average Number of Common Share Outstanding – Basic & Diluted	21,227,329	20,159,811
Earnings per Share – Basic & Diluted	$0.01	$0.02

	For the Nine Months Ended
	March 31, 2011	March 31, 2010
	(Restated)	(Restated)
Basic & Diluted Earnings per Share
Net Income	$848,758	$1,705,916
Weighted Average Number of Common Share Outstanding – Basic & Diluted	21,227,329	20,159,811
Earnings per Share – Basic & Diluted	$0.04	$0.08

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

15. RELATED PARTY TRANSACTIONS

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

16.   RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders’ Equity for the years ended June 30, 2009 and June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders’ Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders’ Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger.  As a result of the restatement, the shares issued to the prior owners of Sky Achieve Holdings in the reverse merger and the capital associated with the shares issued in the reverse merger are ~~is~~ shown as outstanding in the balance at June 30, 2008 and thereafter, and the shares of the public company outstanding at the time of the reverse merger and the capital associated with those shares are shown as issued at the time of the reverse merger.   ~~effect of the reverse merger is a reclassification of $19,151 from additional paid-in capital to stated capital. The restatement did not have a material effect on the total stockholders’ equity at any period.~~  The effect of the restatement on the Consolidated Statements of Changes in Stockholders Equity is shown below:

			As Originally Reported	As Restated
6/30/08	Balance	Common Stock – Shares	-	19,151,875
		Common Stock – Amount	$129,340	$19,151
		Additional Paid in Capital	$29,104	$139,293
	Comprehensive Income
	Consolidation Adjustment	Common Stock – Amount	$(129,340)	-
		Additional Paid in Capital	$(29,104)	-
	Issuance of Common Stock	Common Stock – Shares	1,007,936	-
		Common Stock – Amount	$1,008	-
		Additional Paid in Capital	$157,436	-

6/30/09	Balance	Common Stock – Shares	1,007,936	19,151,875
		Common Stock – Amount	$1,008	$19,151
		Additional Paid in Capital	$157,436	$139,293
		Common Stock – Shares	19,151,875	1,007,936
	Issuance of Common Stock/Reverse Acquisition Equity Adjustments*	Common Stock – Amount	$19,151	$1,008

6/30/10	Balance	Additional Paid in Capital	$229,788	$252,771
		Total Stockholders’ Equity	$5,467,999	$5,490,982

*  The effects of the reverse merger on shareholders’ equity were identified as “issuance of common stock” in our original filing and are identified as “reverse acquisition equity adjustments” in the amended filing.

The restatement resulted in a recalculation of weighted average shares outstanding for each of the past two fiscal years. In addition, when we initially reported fully diluted earnings per share for the nine months ended March 31, 2011, we failed to include the outstanding but unvested shares in the weighted average - diluted.   The effect of correcting each of these errors on earnings per share is shown below:

Earnings Per Share - Basic and Diluted	As Originally Reported	As Restated
Three Months Ended March 31, 2010	$0.02	$0.02
Nine Months Ended March 31, 2010	$0.08	$0.08

Weighted Average Shares - Basic and Diluted	As Originally Reported	As Restated
Three Months Ended March 31, 2010	20,159,811	20,159,811
Nine Months Ended March 31, 2010	20,159,811	20,159,811

Earnings Per Share - Diluted	As Originally Reported	As Restated
Three Months Ended March 31, 2011	$0.01	$0.01
Nine Months Ended March 31, 2011	$0.05	$0.04

Weighted Average Shares - Diluted	As Originally Reported	As Restated
Three Months Ended March 31, 2011	20,159,811	21,227,329
Nine Months Ended March 31, 2011	20,159,811	21,227,329

We have also restated the Consolidated Statement of Operation and Comprehensive Income for the Nine Months Ended March 31, 2010 that was set forth in the initial filing of this report.  The restatement was necessitated by a miscalculation of the effect of exchange rates that occurred when the 2011 results were being prepared.  The effect of the restatement on the Consolidated Statement of Operation and Comprehensive Income is set forth below:

Nine months ended March 31, 2010	As Originally Reported	As Restated
Revenues	$10,059,560	$10,338,081
Cost of Goods Sold	6,854,846	7,086,227
Gross Profit	3,204,715	3,251,855
Manufacturing Expenses	144,925	146,037
R & D Expenses	80,260	97,670
Sales Expenses	289,182	332,091
General and Administrative Expenses	476,311	400,689
Total Operating Expenses	990,677	976,487
Operating Income	2,214,037	2,275,368
Financial Expenses (Income)	229	-
Other Expenses (Income)	(1,237)	(38)
Total Other Expenses (Income)	(1,008)	(38)
Income Before Income Taxes	2,215,046	2,275,406
Provision For Income Taxes	554,400	569,490
Net Income	1,660,646	1,705,916
Unrealized Gain (Loss) on Foreign Currency Translation	35,704	4,651
Comprehensive Income	$1,696,350	$1,710,567

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

Revenue during the nine months ended March 31, 2011 was $11,334,652, an increase of 9.6% from the nine months ended March 31, 2010. The increase in our revenue during the three and nine months was primarily due to our success in refocusing our marketing on higher margin products, specifically replacing sales of low margin battery packs with sales of higher margin power supplies and battery chargers along with increased sales of our battery modules. This reorientation of our sales is evident in the following breakdown of per-product line revenues:

	Three months ended March 31,2011	Three months ended March 31,2010	Change	Percentage
Battery Safety System	1,465,262	1,574,008	-108,746	-6.9%
Battery Module	856,827	444,187	412,640	92.90%
Battery Pack	0	94,006	-94,006	-100.00%
Electric Vehicle Battery	225,494	-	225,494	-
Power	727,511	491,090	236,421	48.14%
Chargers	86,791	27,751	59,040	212.75%
Total Revenue	3,361,885	2,631,042	730,843	27.78%

	9 months ended Mar 31,2011	9 months ended Mar 31,2010	Change	Percentage
Battery Safety System	5,746,841	6,064,683	-317,842	-5.2%
Battery Module	2,638,274	834,545	1,803,729	216.13%
Battery Pack	104,576	1,439,931	-1,335,355	-92.74%
Electric Vehicle Battery	1,065,488	818,820	246,668	30.12%
Power	1,515,713	864,534	651,179	75.32%
Chargers	263,760	37,047	226,713	611.96%
Total Revenue	11,334,652	10,059,560	1,275,092	12.68%

There was no significant change in the efficiency of our manufacturing operations from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2011. Our gross margin in each period was approximately 38%. Accordingly, our gross profit increased in proportion to the increase in our revenue from period to period. The comparison of nine month periods showed an improvement, however, as we achieved a 36% gross margin in the nine months ended March 31, 2011 and only a 31% gross margin in the nine months ended March 31, 2010. The improvement was primarily attributable to the fact that in the later part of fiscal year 2011 we reoriented our sales effort to reduce the sales of battery packs, which had a margin of 10%, and increase the sales of power supplies (49% profit margin) and battery chargers (25% profit margin). At the same time, we improved our production technique, which helped us lower the cost of goods sold. For the three months ended March 31, 2011, the cost of goods sold was 61.6% compared to 62.3% of the same period in 2010; while for the nine months ended March 31, 2011, the cost of goods sold was 63.8% compared to 68.5% during the nine months ended March 31,2010.

Our operating expenses increased significantly in both the three and nine month periods ended March 31, 2011. During the three months ended March 31, 2011, the primary increase was in general and administrative expenses, which showed a 212% ($441,609) increase in the three months ended March 31, 2011 and a 314% ($1,258,433) increase in the nine months ended March 31, 2011. The cause of the increases was stock compensation given to our employees to incentivize them. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. He also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000, the market value of the shares, in the first quarter of fiscal 2011.

We also issued 1,500,000 shares to six of our most important employees in October 2010. The shares vest over a five year period, and we will recognize the expense related to the shares over that period. During the second quarter of fiscal 2011 we expensed $190,385 and expensed $228,462 during the third quarter as a result of the October grant.

Our sales expenses also increased sharply, growing by 80% ($123,703) in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. Sales expenses also increased in the nine months ended March 31, 2011, growing 100% ($330,988) over sales expenses in the nine months ended March 31, 2010. The primary reason for these sharp increases has been our efforts to upgrade our selling effort. At the end of the June 2011 fiscal year, we signed a contract, to commence in July 2011, with a sales training company. The trainers are implementing a fully program of sales training for our marketing staff. As a result, we paid $39,000 for sales training in the three months ended March 31, 2011 and $89,000 for sales training in the six months ended March 31, 2011.

The R & D expenses were $28,326 and $48,930 respectively for three months ended March 31, 2011 and 2010; and were $68,321 and $97,670 respectively for nine months ended March 31, 2011 and 2010.

As a result of the increase in our operating expenses during the recent periods, our operating income fell, despite the increase in our revenues.  Operating income fell from $539,592 in the three months ended March 31, 2010 to $310,069 in the three months ended March 31, 2011, and from $2,275,368 in the nine months ended March 31, 2010 to $1,524,488 in the nine months ended March 31, 2011.  Since the decline was attributable to the $717,000 stock-based compensation expense in the first quarter, and $418,847 stock award plan expense in the second and third quarter, events that we do not plan to replicate, we expect that in the future our net income will grow as our revenues grow.

We pay tax on our operating income in China at the national corporate rate of 25%.  However, because the stock compensation expenses are not deductible in China, our effective tax rate for the current year is much higher.  For the three months ended March 31, 2011 we recorded a provision of $153,538 for income tax, equal to 47% of our re-tax income.  For the nine month period then ended, our provision for income tax equaled 45% of pre-tax income.  During the comparable periods of fiscal year 2010, our income tax provisions had been approximately 25%.  As a result, our net income for the three and nine month periods ended March 31, 2011 were 58% and 50% lower than net income for the three and nine month periods ended March 31, 2010, respectively.

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gains of $25,640 and $227,609 during the three and nine months ended March 31, 2011, as compared to $142 and $4,651 during the three and nine months ended March 31, 2010.

Liquidity and Capital Resources

During the first nine months of fiscal 2011, our working capital increased by $1,855,913 to $7,012,177 at March 31, 2011. The two components of working capital that made the largest increases were:

•
Accounts receivable, net, which increased by $542,466. The increase was primarily attributable to the increase in our nine month sales volume. In addition, we re-evaluated our accounts receivable at March 31, 2011 and determined that the $147,022 allowance for doubtful accounts that we recorded at June 30, 2010 could be reversed, as we had no accounts that were older than 120 ~~90~~ days at March 31, 2011 and the five accounts that were older than 90 days each had an ongoing relationship with Beijing GuoQiang and appeared likely to pay in full. ~~all accounts appeared likely to be paid on time. On March 31, 2011, there was $3,668,131 of account receivable within 30 days, which was 79.8% of the total account receivable; while $928,524 of account receivable for 31-60 days, which was 20.1% of the total account receivable.~~ It should be noted that the program we had initiated in fiscal 2011 of allowing new customers extended payment terms has resulted in no accounts that are older than would be allowable under our customary payment terms.

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

Our operations are cash-positive. With these resources, we expect that we will be able to fund the implementation of our business plan for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

10.11	Loan Agreement dated March 1, 2007 between Kun Liu and Beijing GuongQiang Global Science & Technology Development Co., Ltd.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

DATE: September 13, 2011	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief ExecutiveOfficer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, PrincipalAccounting Officer)