Form 10-K
period 2011-06-30
China Lithium Technologies Inc.
filed 2011-10-13
CIK 888719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

As of September 27, 2011, there were 16,659,811 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

China Lithium Technologies, Inc.

FORM 10-K

For the Year Ended June 30, 2011

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

Acquisition of Sky Achieve

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

The five agreements that define the relationship between Sky Achieve and Beijing Guoqiang each has a term of ten years. In summary, the five agreements contain the following terms:

       ●   Consulting Services Agreement and Operating Agreement. These two agreements      provide that Sky Achieve will be fully responsible for the management of Beijing Guoqiang, both financial and operational. Sky Achieve has assumed responsibility for the debts incurred by Beijing Guoqiang and for any shortfall in its registered capital. In exchange for these services and undertakings, Beijing Guoqiang pays a fee to Sky Achieve equal to the net profits of Beijing Guoqiang. In addition, Beijing Guoqiang pledges all of its assets, including accounts receivable, to Sky Achieve. Meanwhile, Beijing Guoqiang’s shareholders pledged the equity interests of Beijing Guoqiang to Sky Achieve to secure the payment of the Fee.

     ●     Proxy Agreement. In this agreement, the shareholders of Beijing Guoqiang granted an irrevocable proxy to the person designated by Sky Achieve to exercise the voting rights and other rights of shareholder.

     ●     Option Agreement. In this agreement, the shareholders of Beijing Guoqiang granted to Sky Achieve the right to purchase all of their equity interest in the registered capital of Beijing Guoqiang or the assets of Beijing Guoqiang. The option may be exercised whenever the transfer is permitted under the laws of the PRC. The purchase price shall be equal to the original paid-in price of the Purchased Equity Interest by the Transferor, unless the applicable PRC laws and regulations require appraisal of the equity interests or stipulate other restrictions on the purchase price of equity interests. The agreement also contains covenants designed to prevent any material change occurring in the legal or financial condition of Beijing Guoqiang without the consent of Sky Achieve.

     ●    Equity Pledge Agreement. In this agreement, Beijing Guoqiang shareholders agree to pledge all the equity interest in Beijing Guoqiang to Sky Achieve as security for the performance of the obligation under the Consulting Services Agreement and the payment of Consulting Services Fees under each agreement.

According to the Agreements, Sky Achieve may terminate the agreements at will. Beijing Guoqiang may only terminate the agreements if (a) there is an unremedied breach by Sky Achieve, (b) the operations of Sky Achieve are terminated, (c) Beijing Guoqiang loses its business license, or (d) circumstances arise that materially and adversely affect the performance or objectives of the Agreement. The Consulting Services Agreement, under which all revenues are assigned from Beijing Guoqiang to Sky Achieve, and the Equity Pledge Agreement have no expiration date. The other three agreements terminate on January 5, 2020 unless extended by the parties.

Beijing GuoQiang Global Science & Technology Development Co., Ltd

                Beijing Guoqiang is a lithium-ion battery power technology company that was founded on March 27, 2007 under the laws of the PRC with registered capital of 1 million RMB (US$ 147,058). Beijing Guoqiang designs, manufactures and markets Polymer lithium-ion battery modules, lithium-ion battery chargers, lithium-ion battery management systems as well as other lithium-ion battery management devices essential to proper power utilization ("PLI battery products"). Through years of development, Beijing Guoqiang's lithium-ion battery products have been widely used in electric tools, electric bicycles, electric motorcycles and vehicles, electric bus, electric/hybrid automobiles, golf and tour vehicle, and other electric products.

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

Physical Plants and Production

                We have two plants: one located in Beijing for the assembly and quality control of battery modules with the production capacity of 1,000 pieces per day,. The plant has three production lines. The address for the plant in Beijing is Er Bo Zi Industrial Region West 88-A, Changping District, Beijing China. The second plant is located in Guangzhou with the production capacity of 10,000 chargers per day and 1,000 units of battery management systems and switching power supply per day. The plant has five production lines to produce charger and battery management systems. The address for the plant in Guangzhou is Minyin Technology District 1633, Beitai Rd., Baiyun district, Guangzhou China. The total areas for the two plants are approximately 10,000 square meters, and we lease the two spaces. In addition, we also lease two spaces for our R& D centers, one located in Beijing and the other in Hangzhou. The total annual lease payments for the four spaces during the year ended June 30, 2010 was approximately $16,029 (RMB109,000) The leases for the plant in Er Bo Zi, Zhongguancun R&D center, Hangzhou R&D center, and Guangzhou plant will expire in December 2011, November 2011, August 2012, and August 2013, respectively; but we expect to be able to renew these leases.

Marketing

                At present, we only distribute products to domestic customers within China. With the development of new technologies and new products, we are actively seeking overseas customers and developing overseas market. Upon the request from the potential customers from Australian, France, Germany, and Taiwan we have shipped to them samples of our products for their examinations. We are expecting to develop overseas customers in the near future.

Domestic sales

                We sell our products to our customers through the entering of sales contracts. Our customers include hybrid and electric vehicle manufacturers, power tool and consumer electronics manufacturers, E-bikes conversion providers, etc. Through years of cooperation, we have developed good business relationships with these customers. Each year, we entered into sales contracts with each of our customers to provide them our products of lithium-ion battery packs, battery management systems, and chargers. During the year ended June 30, 2011, none of our customers represented 10% or larger of our sales. During the year ended June 30, 2011, we developed 2 new customers. The two new customers are: Shandong Expressway Co. Ltd (Fujian Branch) and Beijing Lianneng Power Technology Co., Ltd. In aggregate, the revenues from the two new customers contributed to 11.9% of the total revenue of the fiscal year ended June 30, 2011.

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

                 We believe that the market demand in the nations of European Union for 60 Ah and 80 Ah large capacity battery module products is likely to increase in the near future.  In 2006 the Restriction of Hazardous Substance Directive (2002/95/EC) and the Waste Electrical and Electronic Equipment Directive (2002/96/EC) became effective in the European Union. The directives restrict the use of lead, among other hazardous materials, in the manufacture of equipment. As a result, we expect increased momentum in the replacement of lead batteries by lithium-ion batteries for tour buses and motorcycles, which primarily use 60AH and 80AH batteries. We have been testing the two types of battery modules in the lab of our research center. We expected to produce a small batch of the two types of products in October, 2010 and planned to market them mainly in the overseas market. Each of the two battery modules consist of three parts: battery, management system and charger. The three parts can be sold as a combined set, or each part can be sold separately. For the combined set, the gross margin could reach 30-40%.

Raw Material and Suppliers

                 One of our significant costs are of Lithium-ion cells. Heilongjiang ZhongQiang Power-Tech Co., Ltd ("Heilongjiang Zhongqiang") is our major supplier in this regard. Our purchase from Heilongjiang Zhongqiang accounted for 61.43% and 88.54%, respectively of our total purchase during the year ended June 30, 2011 and 2010. Through years of cooperation, we have developed a good business relationship with Heilongjiang Zhongqiang. We have entered into supply contracts with Heilongjiang Zhongqiang since 2007. The contracts are renewable each year. We believe that we are able to access abundant supply of lithium-ion cells through our relationship with Heilongjiang Zhongqiang. In the event that Heilongjiang Zhongqiang cannot provide a sufficient supply to us, we believe that we can find alternative suppliers in the market with similar pricing. The major lithium-ion cell manufacturers in the market of China include Tianjin Lishen Battery Joint Stock Co., Ltd, China TCL Corporations, and BYD Company Limited.

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

ITEM 2. Properties

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

Leased Properties	Location	Use	Lease Term	Space (Square Feet)	Annual Rent
Beijing Plant	88A West, North Industry Area, Erbozi Industrial Region West 88-A, Huilongguan, Changping District, Beijing, China	Assembly of battery modules	1/1/2008-12/31/2012	16,146	$31,636

Executive Offices	34 South Zhongguancun Rd, Suite 1701, Haidian District, Beijing, China.	Administrative, sales, R&D	11/10/2009-10/09/2014	3,186	$29,293

Guangzhou Plant	Minyin Technology District, 1633 Beitai Rd, Baiyun District, Guangzhou, Guangdong Province, China	Assembly of battery modules	9/2/2009-9/1/2014	19,375	$31,636

Hangzhou Center	351 Changhe Rd, Suite 4-A201, Binjiang District, Hangzhou, Zhejiang Province, China	Research & development	9/4/2009-9/3/2012	3,229	$24,313

New York Office	15 West 39th Street Suite 14B, New York, NY 10018	Investor Relations	Monthly	215	$12,000

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

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

MARKET INFORMATION

There is only a very limited market for the Company's securities. Prior to March 20, 2009 there was no marked for the Company’s securities.  The Company's securities were listed on the OTC Bulletin Board on March 20, 2009, and are currently listed under the symbol "CLTT". There are no outstanding options or warrants to purchase shares of common stock or securities convertible into shares of the Company's common stock. The Company has no obligations to register any of its shares of common stock under the Securities Act of 1933. The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter during fiscal year of 2011 and 2010.

	High ($)	Low ($)
Year Ended June 30, 2011
First Quarter Ended September 30, 2010	4.200	0.176
Second Quarter Ended December 31, 2010	51	6
Third Quarter Ended March 31, 2011	21.95	6
Fourth Quarter Ended June 30, 2011	10.95	1.75

Year Ended June 30, 2010
First Quarter Ended September 30, 2009	0.044	0.0002
Second Quarter Ended December 31, 2009	0.066	0.0002
Third Quarter Ended March 31, 2010	2.596	0.066
Fourth Quarter Ended June 30, 2010	0.176	0.176

HOLDERS

As of September 27, 2011, there were 324 holders of record of our common stock.

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

RESULTS OF OPERATION - Year Ended June 30, 2011 compared to Year Ended June 30, 2010

Total Revenues

The following table shows the revenues attributable to each of our product lines during the past two fiscal years:

	Year Ended June 30, 2011	Year Ended June 30, 2010
Battery Management Systems	$8,138,013	$8,404,660
Battery Modules	$3,410,857	$1,470,849
Battery Packs	$202,794	$1,632,175
Electric Vehicle Batteries	$1,276,104	$1,211,820
Power Supplies	$2,390,477	$1,290,470
Chargers	$349,868	$79,510

Total revenues for the year ended June 30, 2011 were $15,767,978 as compared to total revenues of $14,089,484 for the year ended June 30, 2010, an increase of $1,678,494 or approximately 11.91%. Approximately one fourth of the increase in revenues was due to our success in marketing our products with a higher retail price to our established customers.  For example, our largest customer in terms of sales volume, Shandong Expressway Co., Ltd. (Fujian Branch), after two years of experience with our products, increased their purchases of our higher priced battery management systems in fiscal 2011

The remainder of the year-to-year increase in revenue was attributable to our success in developing additional customers during the year ended June 30, 2011.    Our new customers included Fuzhou Tongan Electronic, Inc, Anhui Guoxuan Electrical Vehicle, Inc,  Zhangzhou Youke Power, Inc, Zhongxing Electrical Vehicle, Inc, Jiangsu Linhai Power Equipment, Co, and Beijing Zhongxinlian Digital Technologies, Inc. In aggregate, the revenues from these six new customers contribute 8.03% of the total revenue of the fiscal year ended June 30, 2011.

Cost of Goods Sold; Gross Profit

Gross profit for the year ended June 30, 2011 was $5,756,385 or 36.51% of revenues, as compared to $4,521,121 or 32.09% of revenues for the year ended June 30, 2010. The increase in our gross margin ratio was primarily attributable to an adjustment in our product offerings that we made at the beginning of the 2011 fiscal year.  Shortly into the year we eliminated the sales of battery packs, because they had a low profit margin (10%) and a lower value added.  That allowed us to focus our sales effort on battery modules, power supplies and chargers, all of which had higher profit margins, yielding 39%, 50% and 29% respectively.  Meanwhile, our largest selling product line, battery management systems, yielded a profit margin of 32%, enabling us to record the overall increase in profitability. We expect our gross profit margin to remain at its current level, albeit with slight growth in the future.

Operating Expenses

Total operating expenses for the year ended June 30, 2011 were $3,529,091, an increase of $2,273,099 or approximately 180.98%, from total operating expenses in the year ended June 30, 2010. The increase was partially attributable to a $214,064 (186%) increase in research and development and a $273,245 (65%) increase in sales expense, both of which reflect our efforts to expand our presence in the Chinese battery market.  We expect incremental increases in both of these categories to continue in the future.

The primary reason for the increase in operating expenses, however, was the growth of general and administrative expenses from $471,414 in fiscal 2010 to $2,263,591 in fiscal 2011.  In general, this increase primarily reflects the increased expense of operating as a U.S. public company, a status the Company assumed only in the last quarter of fiscal 2010.  Specifically, $1,280,750 of the increase resulted from the Company’s use of its publicly listed equity as incentive compensation for its employees.  The two transactions that caused the increase were:

•
On September 2, 2010, our Chief Executive Officer transferred  358,500 shares of common stock  to the Company’s employees as a stock-based compensation. The value of those stocks was $717,000.  We accounted for the transfer as a contribution to capital by our CEO accompanied by an issuance of stock compensation by the Company.

•
On October 18, 2010, we issued 1,500,000 shares of restricted common stock under our stock award plan.  The shares will vest over a period of five years, in the following ratios:  ll be 5 years plan and in each year there will be a portion of the stocks getting vested. The chart is as follow:

Fiscal Year 2011	30%
2012	25%
2013	20%
2014	15%
2015	10%
100%

As the shares vest, we will record the fair value of the vested shares as compensation expense.  The compensation expense arising from this vesting in fiscal 2011  was $563,750

Income Before Income Taxes

Due to the increase in operating expenses, our income from operations of $2,227,294 for the year ended June 30, 2011 was 32% lower than income from operations in the year ended June 30, 2010. During fiscal 2011 we added to income from operations an additional $28,020 in net interest income, attributable to increased cash on average during the fiscal year of 2011.  This gave us pre-tax income of $2,255,129 for fiscal 2011, compared to $3,266,452 for fiscal 2010.

Income Taxes

Our operating company pays income tax at the Chinese national rate of 25%.  During fiscal 2011 our operations in China produced taxable income of $3,844,866, as a result of which we accrued $961,217 in income tax  The effective consolidated income tax rate was 42.62%, as the $1,280,750 stock-based compensation expense that we incurred is not deductible for Chinese tax purposes.  By comparison, our effective tax rate for the year ended June 30, 2011 was only 25.6%, as we had only modest expenses attributable to our U.S. publicly-held parent company.

Net Income

As a result of these factors, we reported net income of $1,293,912 for the year ended June 30, 2011 as compared to net income of $2,428,966 for the year ended June 30, 2010. This translated to basic (diluted) net income per common share of $0.06, $20,609,811 ($0.06, $21,560,847) and $0.12, $19,436,314 ($0.12, $19,436,314) for the years ended June 30, 2011 and 2010, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $489,067 for the year ended June 30, 2011 as compared to $27,207 for the fiscal year of 2010. This non-cash gain increased our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at June 30, 2011, we had no long term debts and our only short-term debt resulted from our need for U.S. Dollars with which to fund the operations of our office in the U.S..

Our working capital at June 30, 2011 totaled $7,708,584, an increase of $2,552,320 from our $5,156,264 in working capital as of June 30, 2010. The increase in working capital was approximately equal to our net income for the year plus the $1,280,750 in expenses from stock-based compensation that we incurred during the year.

As of June 30, 2011, our accounts receivable, net of allowance for doubtful accounts, was $5,612,622 as compared to $4,054,189 as of June 30, 2010, an increase of $1,558,433. The primary reason for the increase in receivables was the increase in our overall sales activity. At the same time, however, during fiscal year 2011 we also provided new customers favorable payment terms as an incentive to initiate a relationship with us. Our standard payment terms are 0/60/90 days from delivery. To some of our significant new customers, however, we offered payment terms of 60/90/120 days, albeit on their initial orders only. Since we had a number of new customers during fiscal year 2011, this promotion contributed to the increased level of our accounts receivable. At June 30, 2011, $486,168 of our accounts receivable had been outstanding for more than 90 days, which is approximately 8.66% of the total account receivable.

Period	Amount	Percentage
30 days	$1,923,980	34.28%
60days	$1,794,314	31.97%
90days	$1,408,161	25.09%
120days	$445,832	7.94%
365days	$40,336	0.72%
Total	$5,612,622	100%

As of June 30, 2011, our inventories totaled $972,867, as compared to $786,013as of June 30, 2010, an increase of $186,854. We continue to use the ABC inventory management system to control our inventory level. Under our “ABC inventory management” system, we classified the components used for our products by availability and price sensitivity. We maintained low or no inventories of commonly available components and purchased them as needed. On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability.  As a result, our raw materials inventory grew by only $75,430 during the year, with the bulk of the increase in inventory being attributable to a higher level of  work in process  as of June 30, 2010. The increase of work in process occurred as a result of our current production strategy.  We kept an amount of work in process in order to shorten the period before we can deliver finished goods, thereby shortening the period  from receiving the order to delivering the goods to the customer and collecting the money. We expect our inventory will maintain at its current level in the near future.

As of June 30, 2011, our advances to suppliers were $29,180 as compared to $12,297 as of June 30, 2010, an increase of $16,883. The increase was primarily attributable to the increase in manufacturing size and purchase orders, which needed more raw materials from the suppliers.  .

As of June 30, 2011, our prepaid expenses were $417,133 as compared to $68,169 as of June 30, 2010, an increase of $348,964. The increase primarily occurred as a result of a  2 million RMB ($307,670) prepaid technology developing fee. We are working with Beijing Ruiqingzhihua Technologies, Inc. on developing the 24v/600Ah battery pack.

As of June 30, 2011, we had a property and equipment, net of accumulated depreciation, of $777,732 as compared to $261,811 as of June 30, 2010, an increase of $515,921. The increase was primarily attributable to the purchase of a battery sizer machine, quality control equipment and R&D equipment for $484,587. The building and improvements increased by $94,937,  due to the improvement of our Beijing Plant and workers’ living area.

As of June 30, 2011, we had intangible assets, net of accumulated amortization, of $68,396 as compared to $72,907 as of June 30, 2010, which remained the same level.

As of June 30, 2011, we had accounts payable of $870,204 as compared to $1,832,512 as of June 30, 2010, a decrease of $962,308. The decrease occurred because we paid $943,430 owed at June 3, 2010 on account of a  purchase of components from Heilongjiang Zhongqiang Power Tech Ltd.

At June 30, 2011, we had a $283,638 loan from shareholder as compared to $83,492 at June 30, 2010, an increase of $297,842. The loan was mainly from Mr. Liu, our CEO. It is a non-interest loan. We incurred the loan because we required U.S. Dollars in order to pay the expenses of our U.S. office.  Since the process of converting Chinese Renminbi is time and effort-consuming, we expect to continue to borrow Dollars from Mr. Liu for this purpose until we complete a financing in the U.S. that provides us Dollars.

Net cash used in operating activities for the year ended June 30, 2011 was $253,488 as compared to net cash provided by operating activities of $2,728,016 for the year ended June 30, 2010.   Our operations used cash during fiscal 2011, despite net income of $1,293,912 primarily because our accounts receivable increased by $1,558,433 while we reduced our accounts payable by $962,308.  In the future, we will generally try to match increases in accounts receivable with increases in accounts payable, barring special circumstances that make a net use of cash reasonable.

Net cash used in investing activities for the year ended June 30, 2011 amounted to $631,900. For the year ended June 30, 2011, net cash used in investing activities was attributable to the purchase of property and equipment of $629,739, and the installments on intangible assets of $2,161. Net cash used in investing activities for the year ended June 30, 2010 was $226,267 and was attributable to the purchase of property and equipment of $223,292, and the purchase of intangible assets of $2,975.

Net cash provided by financing activities was $280,146 for the year ended June 30, 2011. For the year ended June 30, 2011, net cash provided by financing activities was attributable to the loan from Mr. Liu discussed above, the net proceeds of which were $200,146, and proceeds from a short term loan of $80,000. During the year ended June 30, 2010 our financing activities used $183,356 in cash as we paid down loans from shareholders totaling $297,842 while obtaining a  capital contribution of $114,486.

Our business plan contemplates that we will increase our production capacity of lithium-ion battery modules to 3,000 per day, chargers to 10,000 per day, and battery management systems9+ to 4,000 per day. Implementation of this plan will require significant funds. The funds are needed in order to:

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

Restrictions on Dividends and Other Cash Transfers

All of our business operations are carried out by Beijing GuoQiang, and all of our cash assets are held by that entity.  To date, our U.S. parent corporation has paid its expenses by taking loans from Kun Liu, our Chief Executive Officer.  In the future, in order for the U.S. parent corporation to continue its operations without depending on such loans or in order for it to pay dividends to our shareholders, we will have to transfer funds from Beijing GuoQiang through Sky Achieve and then to China Lithium Technologies, our U.S. parent corporation. Our ability to transfer funds in this manner will limited by two factors:

Statutory Reserves.  The Company Law of the PRC applicable to Chinese companies with foreign ownership provides that net income can be distributed as dividends only after:

a.	Cumulative prior years’ losses have been recouped;

b.	10% of after tax income has been allocated to a statutory surplus reserve until the reserve amounts to 50% of the company’s registered capital;

c.
10% of after tax income has been allocated to a statutory common welfare fund, which is established for the purpose of providing employee facilities and other collective benefits to the company’s employees; and

d.	allocations have been made to the discretionary surplus reserve, if such a reserve is approved at the meeting of the equity owners.

Currency Conversion.  The Yuan is not freely convertible into Dollars.  The State Administration of Foreign Exchange (“SAFE”) administers foreign exchange dealings and requires that they be conducted though designated financial institutions.  Foreign Investment Enterprises, such as Beijing GuoQiang, may purchase foreign currency from designated financial institutions in connection with current account transactions, including profit repatriation.

These factors will limit the amount of funds that we can transfer from Beijing GuoQiang to China Lithium Technologies and may delay any such transfer.  In addition, upon repatriation of earnings of Beijing GuoQiang to the United States, those earnings may become subject to United States federal and state income taxes.  We have not accrued any U.S. federal or state tax liability on the undistributed earnings of our foreign subsidiary because those funds are intended to be indefinitely reinvested in our international operations.  Accordingly, taxes imposed upon repatriation of those earnings to the U.S. would reduce the net worth of the Company.

Effects of Consolidation

The financial statements presented in this Report consolidate the financial statements of China Lithium Technologies, Inc. with the financial statements of its subsidiary, Sky Achieve Holdings, Inc.  Also consolidated are the financial statements of an entity, Beijing GuoQiang Global Science and Technology Development Co, Ltd., the legal owners of which are our Chairman, Kun Liu, and certain associates.  The financial statements of Beijing GuoQiang are consolidated with our financial statements because Beijing GuoQiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of China Lithium Technologies.  Sky Achieve is party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing GuoQiang and with Beijing GuoQiang.  The agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing GuoQiang, as well as complete managerial authority over the operations of Beijing GuoQiang.

The following table summarizes the effects of consolidating Beijing GuoQiang with China Lithium Technologies and its subsidiary:

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – June 30, 2011
Current Assets	$42,797	$9,692,942	$9,735,739
Property, Plant and Equipment	-	777,732	777,732
Total Assets	42,797	10,539,070	10,581,867

Current Liabilities	435,277	1,591,879	2,027,155
Total Liabilities	435,277	1,591,879	2,027,155
Stockholders’ Equity	(119,550)	8,947,192	8,554,712

Statement of Operations – Year Ended June 30, 2011
Revenue	-	15,767,978	15,767,978
Gross Profit	-	5,756,385	5,756,385
Operating Income (Loss)	(1,589,472)	3,816,581	2,227,109
Net Income (Loss)	(1,589,738)	2,883,650	1,293,912

Statement of Cash Flow – Year ended June 30, 2011
Net Cash (Used) Provided by Operating Activities	(237,349)	(16,139)	(253,488)
Net Cash (Used) Provided by Investing Activities	-	(631,900)	(631,900)
Net Cash (Used) Provided by Financing Activities	$280,146	-	$280,146

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the Financial Statements for the year ended June 30, 2011, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results:

•
Our decision, set forth in Note 6 to the Financial Statements, to record $26,456 as the allowance for doubtful accounts among the $5,639,078 in accounts receivable on our books at June 30, 2011. The determination of the allowance was based on our review of each account, including age of the account, payment history of the debtor, credit worthiness of the debtor, and any other factors we deemed relevant.

•
Our decision, set forth in Note 9 to the Financial Statements, to accrue an allowance for warranty claims equal to 1.0 percent of sales. The determination was based on our history of warranty claim payment, which has been less than 0.5% of sales.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risks

N/A

ITEM 8.Financial Statements and Supplementary Data

The audited financial statements of China Lithium Technologies for the fiscal year ended June 30, 2011 is filed herein with and discussed in this Form 10k Report. The accounting effect of the Entrusted Management Agreements entered into on January 05, 2010 is to cause the balance sheets and financial results of Beijing Guoqiang for the years ended June 30, 2010 and 2009 to be consolidated with those of Sky Achieve, with respect to which Beijing Guoqiang is now a Variable Interest Entity ("VIE"). Also as a wholly-owned subsidiary of China Lithium Technologies, the consolidated financial statements of Sky Achieve, Inc. and Beijing Guoqiang will be further consolidated with the financial statements of China Lithium Technologies. For that reason, the audited financial statements of Beijing Guoqiang and Sky Achieve For the Year Ended June 30, 2011 and 2010 have been filed and discussed with this Report.

CHINA LITHIUM TECHNOLOGIES, INC.

FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-28

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-29 & 30
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F-31
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	F-32
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-33 & 34
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-35 – 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Lithium Technologies, Inc.

We have audited the accompanying consolidated balance sheets of China Lithium Technologies, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  We also have audited China Lithium Technologies, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). China Lithium Technologies, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management's Report on Internal Control over Financial Reporting: (a) a lack of expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company’s accounting department, which has resulted in errors in accounting that necessitated a restatement of the financial statements for 2010 and 2011 and (b) inadequate review by management personnel of the Company’s reports prior to filing, which resulted in errors in prior filings that necessitated the filing of amendments to the 2010 Annual Report and the Quarterly Reports through the quarter ended March 31, 2011.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, China Lithium Technologies, Inc. has not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Lithium Technologies, Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/P.C.LIU, CPA, P.C.
P.C.LIU, CPA, P.C. Flushing, NY September 23, 2011

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011	June 30, 2010

Current Assets:
Cash and Cash Equivalents	$2,649,523	$2,761,427
Accounts Receivable	5,612,622	4,054,189
Other Accounts Receivable	54,413	48,621
Advances to Suppliers	29,180	12,297
Inventories	972,867	786,013
Prepaid Expenses	417,133	68,169

Total Current Assets	9,735,739	7,730,716

Property, Plant and Equipment, net	777,732	261,811
Patent and Other Intangibles, net	68,396	72,907

Total Assets	10,581,867	8,065,434

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2011	June 30, 2010

Current Liabilities:
Accounts Payable	870,204	1,832,512
Advance from Customers	3,159	3,329
Payroll Payable	79,878	57,186
Tax Payable	438,532	310,989
Other Accounts Payable	2,044	4,495
Accrued Expenses	71,089	45,074
Loans from Shareholders	283,638	83,492
Short-term Loans	80,000	-
Warranty Accrual	198,611	237,374

Total Current Liabilities	2,027,155	2,574,452

Total Liabilities	2,027,155	2,574,452

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized;
0 share issued and outstanding as of June 30, 2010 and 2011	-	-
Common Stock, par value $0.001, 780,000,000 shares authorized;
20,159,811 shares issued and outstanding as of June 30, 2010;
21,659,811 shares issued and outstanding, including 1,050,000
unvested restricted stock award, as of June 30, 2011	21,659	20,159
Additional Paid in Capital	1,532,021	252,771
Reserved Funds	1,043,916	467,186
Retained Earnings	5,369,454	4,652,271
Accumulated Other Comprehensive Income	587,661	98,594

Total Stockholders' Equity	8,554,712	5,490,982

Total Liabilities and Stockholders' Equity	$10,581,867	$8,065,434

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
		(Restated)

Revenues	$15,767,978	$14,089,484
Cost of Goods Sold	10,011,593	9,568,363

Gross Profit	5,756,385	4,521,121

Operating Expenses:
Manufacturing Expenses	243,650	250,037
R & D Expenses	329,059	114,995
Sales Expenses	692,792	419,547
General and Administrative Expenses	2,263,776	471,414

Total Operating Expenses	3,529,276	1,255,993

Income from Operations before Other Expenses (Income)	2,227,109	3,265,128

Other Expenses (Income):
Interest Expense (Income), net	(25,328)	-
Other Expenses (Income)	(2,692)	(1,324)

Total Other Expenses (Income)	(28,020)	(1,324)

Income before Income Taxes	2,255,129	3,266,452

Provision for Income Taxes	961,217	837,486

Net Income	1,293,912	2,428,966

Other Comprehensive Income:
Unrealized Gain (Loss) on Foreign Currency Translation	489,067	27,207

Comprehensive Income	$1,782,980	$2,456,173

Earnings Per Common Share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.12

Weighted Average Common Share:
Basic	20,609,811	19,436,314
Diluted	21,560,847	19,436,314

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,086,250)					(1,086,250)
Net income							1,293,912		1,293,912	1,293,912
Retained earning to reserved funds							(576,730)	576,730		-
Foreign currency translation gain						489,067			489,067	489,067
Comprehensive Income									1,782,980
Balance - June 30, 2011	-	$-	21,659,811	$21,659	$1,532,021	$587,661	$5,369,454	$1,043,916		$8,554,712

Footnote A (Reseved Funds):	Restrictive retained earnings for the benefit of empoyees

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

Cash Flows From Operating Activities:	2011	2010
		(Restated)

Net Income	$1,293,912	$2,428,966
Adjustments to Reconcile Net Income to Net Cash
(Used) Provided by Operating Activities:
Loss on Obsoleted Fixed Assets Write-off	185	-
Depreciation and Amortization Expense	116,033	79,582
Stock-based Compensation Expense	717,000	-
Amortization of Stock-based Compensation Expense	563,750	-
(Increase) or Decrease in Current Assets:
Accounts Receivable	(1,558,433)	(1,650,101)
Inventories	(186,854)	1,781,307
Prepaid Expenses	(348,964)	38,308
Advances to Suppliers	(16,883)	(11,512)
Other Accounts Receivable	(5,792)	(24,114)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(962,308)	12,772
Advance from Customers	(170)	(1,097)
Taxes Payable	127,543	135,991
Payroll Payable	22,692	23,063
Interest Payable	-	(32,732)
Warranty Accrual	(38,763)	50,773
Other Accounts Payable	(2,451)	(118,378)
Accrued Expenses	26,015	15,188

Net Cash (Used) Provided by Operating Activities	(253,488)	2,728,016

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	(629,739)	(223,292)
Purchases of Intangible Assets	(2,161)	(2,975)

Net Cash (Used) Provided by Investing Activities	(631,900)	(226,267)

"Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
Cash Flows From Financing Activities:	2011	2010
		(Restated)

Proceed from (Payment to) Shareholders	200,146	(297,842)
Capital Contribution	-	114,486
Proceed from Short Term Loans	80,000	-

Net Cash (Used) Provided by Financing Activities	280,146	(183,356)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	493,338	35,701

Increase in Cash and Cash Equivalents	(111,904)	2,354,094

Cash and Cash Equivalents - Beginning Balance	2,761,427	407,333

Cash and Cash Equivalents - Ending Balance	$2,649,523	$2,761,427

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Years for:
Interest Paid	$-	$32,732
Income Taxes Paid	$932,937	$837,963

Non-Cash Investing and Financing Activities:

Common Stock Transferred for Stock-based Compensation	$717,000	$-
Issued 1,500,000 Restricted Common Stock to Employees	$1,650,000	$-
"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

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

JUNE 30, 2011 AND 2010

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

Variable interest entity
The accounts of Beijing Guoqiang have been consolidated with the accounts of the Company because Beijing Guoqiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of the Company. Sky Achieve is party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing Guoqiang and with Beijing Guoqiang. In summary, the five agreements contain the following terms:

●
Consulting Services Agreement and Operating Agreement. These two agreements      provide that Sky Achieve will be fully responsible for the management of Beijing Guoqiang, both financial and operational. Sky Achieve has assumed responsibility for the debts incurred by Beijing Guoqiang and for any shortfall in its registered capital. In exchange for these services and undertakings, Beijing Guoqiang pays a fee to Sky Achieve equal to the net profits of Beijing Guoqiang. In addition, Beijing Guoqiang pledges all of its assets, including accounts receivable, to Sky Achieve. Meanwhile, Beijing Guoqiang’s shareholders pledged the equity interests of Beijing Guoqiang to Sky Achieve to secure the payment of the Fee.

●
Proxy Agreement. In this agreement, the shareholders of Beijing Guoqiang granted an irrevocable proxy to the person designated by Sky Achieve to exercise the voting rights and other rights of shareholder.

●
Option Agreement. In this agreement, the shareholders of Beijing Guoqiang granted to Sky Achieve the right to purchase all of their equity interest in the registered capital of Beijing Guoqiang or the assets of Beijing Guoqiang. The option may be exercised whenever the transfer is permitted under the laws of the PRC. The purchase price shall be equal to the original paid-in price of the Purchased Equity Interest by the Transferor, unless the applicable PRC laws and regulations require appraisal of the equity interests or stipulate other restrictions on the purchase price of equity interests. The agreement also contains covenants designed to prevent any material change occurring in the legal or financial condition of Beijing Guoqiang without the consent of Sky Achieve.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

●
Equity Pledge Agreement. In this agreement, Beijing Guoqiang shareholders agree to pledge all the equity interest in Beijing Guoqiang to Sky Achieve as security for the performance of the obligation under the Consulting Services Agreement and the payment of Consulting Services Fees under each agreement.

Sky Achieve may terminate the agreements at will. Beijing Guoqiang may only terminate the agreements if (a) there is an unremedied breach by Sky Achieve, (b) the operations of Sky Achieve are terminated, (c) Beijing Guoqiang loses its business license, or (d) circumstances arise that materially and adversely affect the performance or objectives of the Agreement. The Consulting Services Agreement, under which all revenues are assigned from Beijing Guoqiang to Sky Achieve, and the Equity Pledge Agreement have no expiration date. The other three agreements terminate on January 5, 2020 unless extended by the parties.

In sum, the agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing Guoqiang, as well as complete managerial authority over the operations of Beijing Guoqiang. Sky Achieve is the guarantor of all of the obligations of Beijing Guoqiang. By reason of the relationship describe in these agreements, Beijing Guoqiang is a variable interest entity with respect to Sky Achieve because the following characteristics in ASC 810-10-15-14 are present:

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

Because the relationship between Beijing Guoqiang and Sky Achieve is entirely contractual, the Company’s interest in Beijing Guoqiang depends on the enforceability of those agreements under the laws of the PRC. We are not aware of any judicial decision as to the enforceability of similar agreements under PRC law. However, as the owners of the registered equity of Beijing Guoqiang are our Chairman and one close associate, we do not believe that there is a significant risk that Beijing Guoqiang will seek to terminate the relationship or otherwise breach the agreements. Accordingly, we believe that consolidation of the financial statements of Beijing Guoqiang with those of the Company is appropriate.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the effects of consolidating Beijing Guoqiang with China Lithium Technologies and its subsidiary:

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – June 30, 2011
Current Assets	$42,797	$9,692,942	$9,735,739
Property, Plant and Equipment	-	777,732	777,732
Total Assets	42,797	10,539,070	10,581,867

Current Liabilities	435,277	1,591,879	2,027,155
Total Liabilities	435,277	1,591,879	2,027,155
Stockholders’ Equity	(119,550)	8,947,192	8,554,712

Statement of Operations – Year Ended June 30, 2011
Revenue	-	15,767,978	15,767,978
Gross Profit	-	5,756,385	5,756,385
Operating Income (Loss)	(1,589,472)	3,816,581	2,227,109
Net Income (Loss)	(1,589,738)	2,883,650	1,293,912

Statement of Cash Flow – Year ended June 30, 2011
Net Cash (Used) Provided by Operating Activities	(237,349)	(16,139)	(253,488)
Net Cash (Used) Provided by Investing Activities	-	(631,900)	(631,900)
Net Cash (Used) Provided by Financing Activities	$280,146	-	$280,146

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $29,180 and $12,297 as of June 30, 2011 and 2010 respectively.

Property, plant and equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets as follows:

Buildings and improvements	20-42 years
Machinery and equipment	5-15 years
Motor vehicles	5-7 years

Leasehold improvements are amortized using the straight-line method over the term of the leases or the estimated useful lives, whichever is shorter.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2011 and June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

June 30, 2011
Balance sheet	RMB 6.4634 to US $1.00
Statement of operations and comprehensive income	RMB 6.6254 to US $1.00

June 30, 2010
Balance sheet	RMB 6.7889 to US $1.00
Statement of income and comprehensive income	RMB 6.8180 to US $1.00

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts at June 30, 2011 and 2010.

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

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reserved funds
Until June 20, 2006, entities organized in the PRC were required to transfer 20% of their profit after taxation, as determined in accordance with Chinese accounting standards and regulations, to the surplus reserve fund. Subject to certain restrictions set out in the Chinese Companies Law, the surplus reserve fund may be distributed to stockholders in the form of share bonus issues and/or cash dividends. After June 30, 2006, such reserve is no longer mandatory under the Chinese Law. However the Company from time to time allocates funds to its reserve fund for its future development.

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation expenses were $1,280,750 and $0 for the year ended June 30, 2011 and 2010, respectively.

Research and development costs
Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expenses were $329,059 and $114,995 for the year ended June 30, 2011 and 2010, respectively.

Basic and diluted earnings per share
Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, awards of non-vested shares to be issued to employees under a share-based compensation arrangement are considered options for purposes of computing diluted EPS, which are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recently issued accounting standards
In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact of adopting this statement on the Company’s financial statements.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July, 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, a entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods that ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In March 2010, FASB issued authoritative guidance regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This adoption of the authoritative guidance is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. The adoption of this ASU update has no material impact on the Company’s financial statements.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

3. INVENTORIES

The components of inventories at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Raw Materials	$515,457	$440,027
Work in Process	206,585	90,428
Finished Goods	248,991	253,827
Low Value Items	1,835	1,731
Total	$972,867	$786,013

As of June 30, 2011 and 2010, the Company has not recorded any reserve for inventory obsolescence.

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010
Building and Improvement	$136,796	$41,859
Machinery and Equipment	791,836	307,249
Motor Vehicle	54,770	29,460
Less: Accumulated Depreciation	(205,670)	(116,757)
Total Property and Equipment, net	$777,732	$261,811

Depreciation expenses for years ended June 30, 2011 and 2010 were $104,470 and $69,021 respectively.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of June 30, 2011 and 2010 was comprised of the following:

	June 30, 2011	June 30, 2010
Intangible Assets	$114,919	$106,719
Less: Accumulated Amortization	(46,523)	(33,811)
Total Intangible Assets, net	$68,396	$72,907

Amortization expenses for years ended June 30, 2011 and 2010 were $11,563 and $10,561 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2012	$11,581
2013	11,581
2014	11,581
2015	11,334
2016	10,841
Total 5 years	$56,918

6. ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2011 and 2010, accounts receivable and allowance for doubtful account as follow:

	June 30, 2011	June 30, 2010
Accounts Receivable	$5,639,078	$4,201,211
Less: Allowance for Doubtful Accounts	(26,456)	(147,022)
Total Accounts Receivable, net	$5,612,622	$4,054,189

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

7. ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $870,204 and $1,832,512 as of June 30, 2011 and June 30, 2010 respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of June 30, 2011 and June 30, 2010, the balance was $71,089 and $45,074, respectively. Other accounts payable consists of miscellaneous items. As of June 30, 2011 and June 30, 2010, the balances were $2,044 and $4,495, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of June 30, 2011 and 2010, the warranty accrual was $198,611 and $237,374 respectively.

For the year ended June 30, 2011, the Company honored warranty claims for a total of $14,174, which equaled 0.10% of sales during the year ended June 30, 2010 and 0.09% of sales during the year ended June 30, 2011.

For the year ended June 30, 2010, the Company honored warranty claims for a total of $33,961, which equaled 0.3% of sales during the year ended June 30, 2009 and 0.2% of sales during the year ended June 30, 2010.

10. LOANS FROM SHAREHOLDERS

During the years ended June 30, 2011 and 2010, the Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States office.  The first loan of $45,459 was made on April 20, 2010, followed by additional $238,179 loans that brought the balance due to $283,638, which was the amount due from the Company to Kun Liu at June 30, 2011.  No portion of the loans has been repaid.  The loans are interest-free and due on demand.  The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

11. SHORT-TERM LOANS

In February and April 2011, the Company borrowed two separate loans with $40,000 each from a private party, to pay expenses incurred in the United States office. These loans are interest-free and due on demand. The Company expects to repay whole amount of these two loans within one year.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

12. STOCKHOLDERS’ EQUITY

As of June 30, 2011, 780,000,000 shares have been authorized and 21,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

13. STOCK-BASED COMPENSATION

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company’s employees in recognition of prior years’ services. The Company has recorded the transfer as a contribution to the Company’s capital and a stock-based compensation expense, which was valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded in related to this transfer during the year ended June 30, 2011 was $717,000.

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

The Company issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 18, 2010, valued by using our closing stock price of $1.10 on that date.  As of June 30, 2011, 30% of those shares (450,000 shares) had been vested and no share had been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2010 Plan as of June 30, 2011, and changes for the year ended June 30, 2011, is presented below:

Unearned Stock Compensation as of October 18, 2010	$1,650,000
Unearned Stock Compensation Granted	-
Compensation Expense Recognized in Earnings	(563,750)
Unearned Stock Compensation as of June 30, 2011	$1,086,250

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

13. STOCK-BASED COMPENSATION (continued)

The following table shows the amortization of the unearned stock compensation relating to the 2010 Plan:
As of June 30,	Amortization
2012	398,901
2013	316,212
2014	233,712
2015	137,425
Total Amortization	$1,086,250

14. INCOME TAXES

The Company has cumulative undistributed earnings of foreign subsidiaries of $8,086,550 as of June 30, 2011. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

The Company had no uncertain tax positions as of June 30, 2011 and 2010. The following table sets forth the components of the Company’s income before income tax expense and the components of income tax expense for the years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
China Pre-tax Income (Loss)	$3,844,866	$3,349,944
BVI Pre-tax Income (Loss)	(50)	-
Domestic Pre-tax Income (Loss)	(1,589,687)	(83,492)
Total Pre-tax Income (Loss)	$2,255,129	$3,266,452

	June 30, 2011	June 30, 2010
China Income Tax Expense	$961,217	$837,486
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$961,217	$837,486

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

14. INCOME TAXES (continued)

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	June 30, 2011	June 30, 2010
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	17.62%	0.64%
Effective Consolidated Current Income Tax Rate	42.62%	25.64%

(a). The 17.62% and 0.64% represents $1,589,687 (including $1,280,750 stock-based compensation expense) and $83,492 of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for year ended June 30, 2011 and 2010.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the years ended June 30, 2011. Net operating loss carry forwards for United States income tax purposes amounted to $392,430 as of June 30, 2011, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

There is also a deferred tax asset of $225,668 as of June 30, 2011 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 2010.

At June 30, 2011 and 2010, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	June 30, 2011	June 30, 2010
U.S. Holding Company Net Operating Loss Carry-forward	$359,094	$28,387
China Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(359,094)	(28,387)
Net	-	-

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

15. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the years ended June 30, 2011 and 2010:

	For the Years Ended
	June 30, 2011	June 30, 2010
Basic Earnings per Share
Net Income	$1,293,212	$2,428,966
Weighted Average Number of Common Share Outstanding - Basic	20,609,811	19,436,314
Earnings per Share – Basic	$0.06	$0.12

	For the Years Ended
	June 30, 2011	June 30, 2010
Diluted Earnings per Share
Net Income	$1,293,212	$2,428,966
Weighted Average Number of Common Share Outstanding - Basic	20,609,811	19,436,314
Effect of Diluted Securities - Unvested Shares	951,036	-
Weighted Average Number of Common Share Outstanding - Diluted	21,560,847	19,436,314
Earnings per Share –Diluted	$0.06	$0.12

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of total Accounts Receivable during the two years as follows:

	June 30, 2011		June 30, 2010
Customer Name	Amount	%	Amount	%
Beijing Fuerxuan Technology Co., Ltd	$521,675	9.25%	$-	-
Beijing Lianneng Power Technology Co., Ltd	376,519	6.68%	-	-
Beijing Meiyina Vehicle Manufacturing Co., Ltd	300,120	5.32%	-	-
Shandong Expressway Co. Ltd (Fujian Branch)	286,288	5.08%	-	-
Beijing Renxinyu Trading Co., Ltd	-	-	474,070	11.28%
Guangzhou Chuangxin Power Technology Co., Ltd	-	-	413,795	9.85%
Beijing Jiruiyueda Electronic Facility Co., Ltd	-	-	349,617	8.32%
Beijing Anhualianhe Co., Ltd	-	-	275,539	6.56%
Yangguangsanwei Electronic Appliance Co., Ltd	-	-	258,880	6.16%
Beijing Ziqiangfa Technology Co., Ltd	-	-	256,231	6.10%

The major vendors which represented more than 5% of total Accounts Payable as follows:

	June 30, 2011		June 30, 2010
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$649,625	74.65%	$1,593,055	86.93%
Guangzhou Fanyubaiyun Electronic Co., Ltd	103,538	11.90%	98,574	5.38%
Guangzhou Zengchen Electronic Co., Ltd	50,371	5.79%	-	-

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major clients which represented 5% and more of the total sales for the years ended June 30, 2011 and 2010 are as follows:
	June 30, 2011		June 30, 2010
Customer Name	Amount	%	Amount	%
Shandong Expressway Co. Ltd (Fujian Branch)	$1,076,090	6.87%	$-	-
Beijing Lianneng Power Technology Co., Ltd	796,887	5.09%	-	-
Beijing Renxinyu Trading Co., Ltd	-	-	1,108,604	7.24%
Beijing Anhualianhe Co., Ltd	-	-	954,797	6.79%
Yangguangsanwei Electronic Appliance Co., Ltd	-	-	931,367	6.62%
Beijing Ziqiangfa Technology Co., Ltd	-	-	842,380	5.99%
Hebei Shijihengxing Electronic Technology Co., Ltd	-	-	819,221	5.83%

The major vendors which represented more than 5% of the total purchases for the years ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$5,651,486	61.43%	$6,713,349	88.54%
Beijing Anhualianhe Co., Ltd	1,731,863	18.83%	-	-
Guangzhou Fanyubaiyun Electronic Co., Ltd	808,951	8.79%	397,352	5.24%

17. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). One of the Company’s directors, Mr. Qiang Fu, is an immediate family member of the CEO of ABAT, which has exclusive control over the business of Heilongjiang ZQPT. For the year ended June 30, 2011, purchases from Heilongjiang ZQPT totaled $5,651,486, or 61.43% of the total purchases for the year then ended. For the year ended June 30, 2010, purchased from Heilongjiang ZQPT totaled $6,713,349, or 88.54% of the total purchases for the year then ended. As of June 30, 2011, the total amount due to Heilongjiang ZQPT was $649,625, or 74.65% of the total accounts payable. As of June 30, 2010, the total amount due to Heilongjiang ZQPT was $1,593,055, or 86.93% of the total accounts payable.

As of June 30, 2011, there are three supply contracts outstanding between the Company and Heilongjiang ZQPT, dated January 5, 2011, February 6, 2011 and April 14, 2011. The three contracts contain the parties’ agreement to purchase and sell 1,248 units of a specified 72 volt module battery for 27,000 RMB per unit, and 69,100 units of 3.2 volt battery core for 105 RMB per unit. Delivery will be scheduled by Beijing Guoqiang by notice not less than 25 days before delivery. Heilongjiang ZQPT shall pay transportation costs. Title transfers ex factory, and national testing standards will apply.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

18. SUBSEQUENT EVENT

On July 14, 2011, one of the Company’s directors and principal shareholders, Mr. Qiang Fu, resigned from his position as a member of the Company’s Board of Directors. In connection with his resignation, Mr. Qiang Fu surrendered to the Company his five million (5,000,000) shares of the Company’s common stock, representing approximately 23% of the outstanding shares.

ITEM 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective. The weaknesses in the Company's controls and procedures consisted of (a) a lack of expertise in identifying and addressing accounting issues under U.S. Generally Accepted Accounting Principles among the personnel in the Company's accounting department, (b) a lack of expertise among Company personnel with regard to the disclosure requirements arising under the Rules of the Securities and Exchange Commission, and (c) inadequate review by management personnel of the Company's reports prior to filing, which has resulted in errors identified on the cover page of this amended report as the reasons for the amendment.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 'Internal Control - Integrated Framework'. As a result of that assessment, our management determined that there were weaknesses in our internal control over financial reporting.  The specific weaknesses are those identified above in “Evaluation of Disclosure Controls and Procedures.”  Accordingly, our management has concluded that, as of June 30, 2011, our internal control over financial reporting was not effective.

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

Name	Age	Positions with the Company

Kun Liu	35	Chairman, CEO

Chunping Fang	55	Chief Financial Officer

Fang Ai	31	Chief Technology Officer and Chief Engineer

Jijun Zhang	32	Vice President and Director

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

Ms. ChunPing Fang
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS.

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons, who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the year ended June 30, 2010 each of our officers and directors filed the reports required under Section 16(a), except that Chunping Fang, Fang Ai and Jijun Zhang failed to file Form 3.  To our knowledge, based solely on a review of the copies of reports filed with the Securities and Exchange Commission, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were met during the Company's last fiscal year and there has been no change in beneficial ownership.

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

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kun Liu, CEO	2011	$23,809	-	-	-	-	-	-	$23,809
	2010	$17,647	-	-	-	-	-	-	$17,647
	2009	$17,647	-	-	-	-	-	-	$17,647

Chunping Fang, CFO	2011	$19,047	-	-	-	-	-	-	$19,047
	2010	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700

Fang Ai, CTO	2011	$19,047	-	-	-	-	-	-	$19,047
	2010	$14,700	-	-	-	-	-	-	$14,700
	2009	$14,700	-	-	-	-	-	-	$14,700

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  None of the non-employee directors received compensation for services on the Board during the year ended June 30, 2011.

OPTION GRANTS IN THE LAST FISCAL YEAR

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal year 2011. As of June 30, 2011, none of our executive officers or directors owned any of our derivative securities.

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

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 27, 2011, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 16,659,811 shares of Common Stock issued and outstanding as of September 27, 2011.

Name and Address of Beneficial Owner(1)	Amount and Nature Of Beneficial Ownership(2)	Percentage of Class

Kun Liu (1)	5,514,503	33.1%

Jijun Zhang (2)	25,000	0.2%

Chunping Fang(3)	50,000	0.3%

Fang Ai (4)	50,000	0.3%

All officers and directors as a group (4 persons)(5)	5,639,503	33.9%

(1)	The address of Kun Liu, Jijun Zhang, and Chunping Fang is c/o with the Company at 15 West 39th Street Suite 14B, New York, NY 10018;
(2)	The address of Jijun Zhang is 31 Huaxin Rd Building 1 Suite 3-601, Qiaodong District, Shijiazhuang, Hebei Province, China;
(3)	The address of Chunping Fang is 12 Yangzhuang Zhongqu Suite 1503, Shijingshan District, Beijing China;
(4)	The address of Fang Ai is 12 East Qinghe Rd, Haidian District, Beijing, China 100085;
(5)	All shares are owned both of record and beneficially.

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

In fiscal 2011 and 2010, Beijing Guoqiang entered into supply contracts of lithium-ion battery cell with Heilongjiang Zhongqiang, our major supplier. Our purchases from Heilongjiang Zhongqiang accounted for 61.43%, and 88.54%, respectively of our total purchase during the year ended June 30, 2011 and 2010. One of our directors, Fu Qiang's father, Mr. Zhiguo Fu, is the CEO of Advanced Battery Technologies, Inc., which has exclusive control over the business of Heilongjiang Zhongqiang through entrusted management agreements. We believe that the terms of the supply contracts are fair as to our company and the prices of the lithium-ion battery cells are comparable to those produced by other lithium-ion battery cell manufacturers.

From time to time during the year ended June 30, 2011 and 2010, the Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States.  The first loan of $45,459 was made on April 20, 2010, followed by additional $238,179 that brought the balance due to $283,683, which was the amount due from the Company to Kun Liu at June 30, 2011.  No portion of the loans has been repaid.  The loans are interest-free and due on demand.  The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

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

ITEM 14.Principal Accountant Fees and Services

The following is a summary of the fees billed to us by P.C. Liu, the Company's current auditor, and Schumacher & Associates, Inc., the Company's former auditor, for the fiscal year ended June 30, 2011 and 2010:

Services (US$'000)	2011	2010
Audit Fees	$70,000	$45,000

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

TOTAL	$70,000	$45,000

Audit fees consist of the aggregate fees billed for services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Form 10-Qs and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

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

(b) Exhibits

Exhibit Number	Description

10-1	Share Purchase Agreement dated March 4, 2010 between Kun Liu and Michael Friess and Sanford Schwartz (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10-2
Share Exchange Agreement dated February 12, 2010 between China Lithium Technologies, Inc. and Sky Achieve (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10-3	Consulting Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10-4	Operating Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10-5	Equity Pledge Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10-6	Option Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed SEC on March 25, 2010) *

10-7	Proxy Agreement dated January 5, 2010 between the Sky Achieve and Beijing Guoqiang (incorporated by reference to the Current Report on Form 8k filed with SEC on March 25, 2010) *

10.8	Supply Agreement dated February 24, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd *

10.9	Supply Agreement dated March 22, 2010 between Beijing Guoqiang Global Science & Technology Development Co., Ltd. and Heilongjiang Zhongqiang Power Tech Ltd *

10.10	Loan Agreement dated January 1, 2011 between Kun Liu and China Lithium Technologies, Inc.*

10.11	Loan Agreement dated March 1, 2007 between Kun Liu and Beijing GuongQiang Global Science & Technology Development Co., Ltd.*

21.1	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 from the Chief Financial Officer

* Filed previously.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

/s/ Kun Liu
Dated: October 13, 2011	Kun Liu, Chief Executive Officer and Chairman (Principal executive officer)

/s/ Chunping Fang
Dated: October 13, 2011	Chunping Fang, Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Kun Liu	Chairman/Chief Executive Officer (Principal executive officer)	October 13, 2011
Kun Liu

/s/ Chunping Fang	Chief Financial Officer (Principal financial officer and principal accounting officer)	October 13, 2011
Chunping Fang

/s/ Jijun Zhang	Director	October 13, 2011
Jijun Zhang