Form 10-Q
period 2011-09-30
China Lithium Technologies Inc.
filed 2011-11-21
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No: 000-53263

CHINA LITHIUM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	41-1559888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

15 West 39th Street Suite 14B, New York, NY 10018
(Address of principal executive office) (Zip Code)

Registrant's telephone number: 212-391-2688

_______________________________________
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

The number of shares of common stock, $0.001 par value per share, outstanding as of November 11, 2011 was 16,659,811.

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2 & 3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 27

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011	June 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,605,527	$2,649,523
Accounts Receivable	5,390,179	5,612,622
Other Accounts Receivable	54,930	54,413
Advances to Suppliers	31,030	29,180
Inventories	1,683,577	972,867
Prepaid Expenses	617,064	417,133

Total Current Assets	10,382,307	9,735,739

Property, Plant and Equipment, net	745,276	777,732
Patent and Other Intangibles, net	66,055	68,396

Total Assets	11,193,638	10,581,867

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
Current Liabilities:
Accounts Payable	849,363	870,204
Advance from Customers	3,189	3,159
Payroll Payable	113,592	79,878
Tax Payable	300,678	438,532
Other Accounts Payable	1,328	2,044
Accrued Expenses	70,106	71,089
Loans from Shareholders	283,638	283,638
Short-term Loans	80,000	80,000
Warranty Accrual	223,211	198,611

Total Current Liabilities	1,925,106	2,027,155

Total Liabilities	1,925,106	2,027,155

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized;
0 share issued and outstanding as of September 30 and June 30, 2011	-	-
Common Stock, par value $0.001, 780,000,000 shares authorized;
16,659,811 and 21,659,811 shares issued and outstanding, including
1,050,000 unvested restricted stock award, as of September 30 and
June 30, 2011, respectively	16,659	21,659
Additional Paid in Capital	1,640,146	1,532,021
Reserved Funds	1,043,916	1,043,916
Retained Earnings	5,908,276	5,369,454
Accumulated Other Comprehensive Income	659,535	587,661

Total Stockholders' Equity	9,268,532	8,554,712

Total Liabilities and Stockholders' Equity	$11,193,638	$10,581,867

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010

Revenues	$3,771,232	$3,704,678
Cost of Goods Sold	2,206,258	2,400,654

Gross Profit	1,564,975	1,304,024

Operating Expenses:
Manufacturing Expenses	108,202	62,485
R & D Expenses	139,760	20,320
Sales Expenses	134,764	249,855
General and Administrative Expenses	422,308	845,380

Total Operating Expenses	805,033	1,178,038

Income from Operations	759,941	125,985

Other Income (Expenses):
Interest Income (Expense), net	5,184	3,504
Other Income (Expense)	62	(182)

Total Other Income (Expenses)	5,247	3,323

Income before Income Taxes	765,188	129,308

Provision for Income Taxes	226,366	216,048

Net Income	538,822	(86,740)

Other Comprehensive Income:
Unrealized Gain (Loss) on Foreign Currency Translation	71,874	98,685

Comprehensive Income	$610,696	$11,945

Earnings Per Common Share:
Basic	$0.03	$(0.004)
Diluted	$0.03	$(0.004)

Weighted Average Common Share:
Basic	16,443,144	20,159,811
Diluted	16,671,628	20,159,811

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,086,250)					(1,086,250)
Net income							1,293,912		1,293,912	1,293,912
Retained earning to reserved funds							(576,730)	576,730		-
Foreign currency translation gain						489,067			489,067	489,067
Comprehensive Income									1,782,980
Balance - June 30, 2011	-	$-	21,659,811	$21,659	$1,532,021	$587,661	$5,369,454	$1,043,916		$8,554,712

Stock cancellation			(5,000,000)	(5,000)	5,000					-
Amortization of stock-based compensation					103,125					103,125
Net income							538,822		538,822	538,822
Foreign currency translation gain						71,874			71,874	71,874
Comprehensive Income									610,696
Balance - September 30, 2011 (Unaudited)	-	$-	16,659,811	$16,659	$1,640,146	$659,535	$5,908,276	$1,043,916		$9,268,532

Footnote A (Reserved Funds):	Restrictive retained earnings for the benefit of employees

"The accompanying notes are an integral part of these financial statements"

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Cash Flows From Operating Activities:	2011	2010

Net Income	$538,822	$(86,740)
Adjustments to Reconcile Net Income to Net Cash
(Used) Provided by Operating Activities:
Depreciation and Amortization Expense	65,100	20,659
Stock-based Compensation Expense	103,125	717,000
(Increase) or Decrease in Current Assets:
Accounts Receivable	222,443	(995,650)
Inventories	(710,710)	113,601
Prepaid Expenses	(199,931)	22,901
Advances to Suppliers	(1,850)	(9,407)
Other Accounts Receivable	(517)	(8,202)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(20,841)	(130,477)
Advance from Customers	30	54
Taxes Payable	(137,853)	(63,853)
Payroll Payable	33,714	(1,164)
Warranty Accrual	24,600	38,375
Other Accounts Payable	(717)	(953)
Accrued Expenses	(982)	734

Net Cash (Used) Provided by Operating Activities	(85,568)	(383,122)

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	(208)	(11,178)
Purchases of Intangible Assets	-	(2,091)

Net Cash (Used) Provided by Investing Activities	(208)	(13,269)

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Cash Flows From Financing Activities:	2011	2010

Proceeds from (Payments to) Shareholders	-	40,146

Net Cash (Used) Provided by Financing Activities	-	40,146

Effect of Exchange Rate Changes on Cash and Cash Equivalents	41,779	93,664

Increase in Cash and Cash Equivalents	(43,997)	(262,581)

Cash and Cash Equivalents - Beginning Balance	2,649,523	2,761,427

Cash and Cash Equivalents - Ending Balance	$2,605,527	$2,498,846

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Three Months for:
Interest Paid	$-	$-
Income Taxes Paid	$250,140	$250,981

Non-Cash Investing and Financing Activities:

Common Stock Issued for Services	$-	$717,000

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

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

The following table summarizes the effects of consolidating Beijing Guoqiang with China Lithium Technologies and its subsidiary:

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – September 30, 2011
Current Assets	$104,931	$10,376,301	$10,382,307
Property, Plant and Equipment	-	745,276	745,276
Total Assets	377,861	11,187,632	11,193,638

Current Liabilities	534,562	1,489,469	1,925,106
Total Liabilities	534,562	1,489,469	1,925,106
Stockholders’ Equity	(156,701)	9,698,164	9,268,532

Statement of Operations – Three Months Ended September 30, 2011
Revenue	-	3,771,232	3,771,232
Gross Profit	-	1,564,975	1,564,975
Operating Income (Loss)	(140,201)	900,143	759,941
Net Income (Loss)	(140,276)	679,098	538,822

Statement of Cash Flow – Three Month Ended September 30, 2011
Net Cash (Used) Provided by Operating Activities	(45,766)	(48,777)	(85,568)
Net Cash (Used) Provided by Investing Activities	-	(208)	(208)
Net Cash (Used) Provided by Financing Activities	8,975	-	-

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $31,030 and $29,180 as of September 30, 2011 and June 30, 2011 respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of September 30, 2011 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

September 30, 2011
Balance sheet	RMB 6.4020 to US $1.00
Statement of income and other comprehensive income	RMB 6.4226 to US $1.00

June 30, 2011
Balance sheet	RMB 6.4634 to US $1.00
Statement of operations and comprehensive income	RMB 6.6254 to US $1.00

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts as of September 30, 2011 and June 30, 2011.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reserved funds
In accordance with the PRC’s Company Laws, entities organized in the PRC must make appropriations from their after-tax profits as reported in their PRC statutory accounts to non-distributable reserves, namely statutory surplus reserve and statutory common welfare fund. The Company’s VIE, Beijing Guoqiang, is required to allocate at least 10% of its after-tax profits to the statutory surplus reserve until the reserve reaches 50% of the entity’s registered capital. Appropriation to the statutory common welfare fund is 5% to 10% of its after-tax profits as reported in the PRC statutory accounts. Effective from January 1, 2006, under the revised PRC Company Laws, appropriation to the statutory surplus reserve and common welfare reserve is no longer mandatory. However the Company from time to time allocates funds to such reserves for its future development.

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation expenses were $103,125 and $717,000 for the three months ended September 30, 2011 and 2010, respectively.

Research and development costs
Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expenses were $139,760 and $20,320 for the three months ended September 30, 2011 and 2010, respectively.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. INVENTORIES

The components of inventories at September 30 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
Raw Materials	$667,080	$515,457
Work in Process	489,395	206,585
Finished Goods	525,250	248,991
Low Value Items	1,852	1,835
Total	$1,683,577	$972,867

As of September 30 and June 30, 2011, the Company has not recorded any reserve for inventory obsolescence.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at September 30 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011
Building and Improvement	$138,108	$136,796
Machinery and Equipment	799,634	791,836
Motor Vehicle	55,295	54,770
Less: Accumulated Depreciation	(247,760)	(205,670)
Total Property and Equipment, net	$745,276	$777,732

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $62,113 and $18,140, respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of September 30 and June 30, 2011 was comprised of the following:

	September 30, 2011	June 30, 2011
Intangible Assets	$116,021	$114,919
Less: Accumulated Amortization	(49,965)	(46,523)
Total Intangible Assets, net	$66,055	$68,396

Amortization expenses for the three months ended September 30, 2011 and 2010 were $2,987 and $2,519 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2012	$11,985
2013	11,985
2014	11,985
2015	11,730
2016	11,219
Thereafter	7,151
Total	$66,055

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

6. ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of September 30 and June 30, 2011, accounts receivable and allowance for doubtful account as follow:

	September 30, 2011	June 30, 2011
Accounts Receivable	$5,482,585	$5,639,078
Less: Allowance for Doubtful Accounts	(92,406)	(26,456)
Total Accounts Receivable, net	5,390,179	$5,612,622

7. ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $849,363 and $870,204 as of September 30, 2011 and June 30, 2011 respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of September 30, 2011 and June 30, 2011, the balance was $70,106 and $71,089, respectively. Other accounts payable consists of miscellaneous items. As of September 30, 2011 and June 30, 2011, the balances were $1,328 and $2,044, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of September 30, 2011 and June 30, 2011, the warranty accrual was $223,211 and $198,611 respectively.

For three months ended September 30, 2011, the company paid $16,413 directly for warranty claims. Also, the company accrued $161,713 as the warranty accrual with respect to sales during the period.

For three months ended September 30, 2010, the company paid $2,337 directly for warranty claims. Also, the company accrued $36,844 as the warranty accrual with respect to sales during the period.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

10. LOANS FROM SHAREHOLDERS

During the years ended June 30, 2011 and 2010, the Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States office.  The first loan of $45,459 was made on April 20, 2010, followed by additional $238,179 loans that brought the balance to $283,638, which was the amount due from the Company to Kun Liu as of September 30, 2011. No portion of the loans has been repaid. The loans are interest-free and due on demand. The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

11. SHORT-TERM LOANS

In February and April 2011, the Company borrowed two separate loans with $40,000 each from a private party, to pay expenses incurred in the United States office. These loans are interest-free and due on demand. The Company expects to repay whole amount of these two loans within one year.

12. STOCKHOLDERS’ EQUITY

On July 14, 2011, one of the Company’s directors and principal shareholders, Mr. Qiang Fu, resigned from his position as a member of the Company’s Board of Directors. In connection with his resignation, Mr. Qiang Fu surrendered to the Company his five million (5,000,000) shares of the Company’s common stock, representing approximately 23% of the outstanding shares.  The Company retired all these five million (5,000,000) shares immediately after Mr. Fu’s resignation.

As of September 30, 2011, 780,000,000 shares have been authorized and 16,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

13. STOCK-BASED COMPENSATION

On September 2, 2010, a principal shareholder of the Company transferred 358,500 shares of common stock to the Company’s employees in recognition of prior years’ services. The Company has recorded the transfer as a contribution to the Company’s capital and a stock-based compensation expense, valued by the closing stock price of $2.00 at the date of transfer, since these shares were fully-vested and non-forfeitable. The contribution to capital and compensation cost recorded in related to this transfer during the year ended June 30, 2011 was $717,000.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

13. STOCK-BASED COMPENSATION (continued)

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

The Company issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 18, 2010, valued by using our closing stock price of $1.10 on that date.  As of September 30, 2011, 30% of those shares (450,000 shares) had been vested and no share had been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2010 Plan is presented below:

Unearned Stock Compensation as of June 30, 2011	$1,086,250
Unearned Stock Compensation Granted	-
Compensation Expense Recognized in Earnings	(103,125)
Unearned Stock Compensation as of September 30, 2011	$983,125

The following table shows amortization of unearned stock compensation relating to the 2010 Plan:
As of June 30,	Amortization
2012	240,625
2013	330,000
2014	247,500
2015	165,000
Total Amortization	$983,125

14. INCOME TAXES

The Company has cumulative undistributed earnings of foreign subsidiaries of $8,765,623 as of September 30, 2011. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

14. INCOME TAXES (continued)

The Company had no uncertain tax positions as of September 30, 2011 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and components of income tax expense for the three months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
China Pre-tax Income (Loss)	$905,464	$861,673
BVI Pre-tax Income (Loss)	(25)	-
Domestic Pre-tax Income (Loss)	(140,251)	(732,365)
Total Pre-tax Income (Loss)	$765,188	$129,308

	September 30, 2011	September 30, 2010
China Income Tax Expense	$226,366	$216,048
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$226,366	$216,048

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	September 30, 2011	September 30, 2010
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	4.58%	142.08%
Effective Consolidated Current Income Tax Rate	29.58%	167.08%
(a). The 4.58% and 142.08% represents $140,276 (including $103,125 stock-based compensation expense) and $732,365 (including $717,000 stock-based compensation expense) of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the three months ended September 30, 2011 and 2010.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the three months ended September 30, 2011. Net operating loss carry forwards for United States income tax purposes amounted to $429,556 as of September 30, 2011, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

14. INCOME TAXES (continued)

There is also a deferred tax asset of $63,381 as of September 30, 2011 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 2010.

As of September 30 and June 30, 2011, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	September 30, 2011	June 30, 2011
U.S. Holding Company Net Operating Loss Carry-forward	$209,430	$359,094
China Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(209,430)	(359,094)
Net	-	-

15. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Basic Earnings per Share
Net Income	$538,822	$(86,740)
Weighted Average Number of Common Share Outstanding - Basic	16,443,144	20,159,811
Earnings per Share – Basic	$0.03	$(0.004)

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

15. EARNINGS PER SHARE (continued)

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Diluted Earnings per Share
Net Income	$538,822	$(86,740)
Weighted Average Number of Common Share Outstanding - Basic	16,443,144	20,159,811
Effect of Diluted Securities - Unvested Shares	228,484	-
Weighted Average Number of Common Share Outstanding - Diluted	16,671,628	20,159,811
Earnings per Share –Diluted	$0.03	$(0.004)

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2011 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of total Accounts Receivable as follows:

	September 30, 2011		June 30, 2011
Customer Name	Amount	%	Amount	%
Tianjin Aofeiya Bicycle Manufacturing Co., Ltd	$464,176	8.47%	*	*
Hebei Xinyuzhou Electronic Bicycle Co., Ltd	411,087	7.50%	*	*
Beijing Zhongxinlian Digital Co., Ltd	342,234	6.24%	*	*
Beijing Anhualianhe Co., Ltd	330,144	6.02%	*	*
Hebei Aoguan Power Technology Co., Ltd	321,538	5.86%	*	*
Beijing Fuerxuan Technology Co., Ltd	*	*	521,675	9.25%
Beijing Lianneng Power Technology Co., Ltd	*	*	376,519	6.68%
Beijing Meiyina Vehicle Manufacturing Co., Ltd	*	*	300,120	5.32%
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	286,288	5.08%
* Less than 5% of total accounts receivable as of September 30, 2011 and June 30, 2011.

The major vendors which represented more than 5% of total Accounts Payable as follows:

	September 30, 2011		June 30, 2011
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$679,282	79.98%	$649,625	74.65%
Guangzhou Fanyubaiyun Electronic Co., Ltd	49,860	5.87%	103,538	11.90%
Guangzhou Zengchen Electronic Co., Ltd	*	*	50,371	5.79%
* Less than 5% of total accounts payable as of September 30, 2011.

There were no major clients whose sales larger than 5% of the total sales for the three months ended September 30, 2010. The major clients which represented 5% and more of the total sales for the three months ended September 30, 2011 are as follows:

	For the Three Months Ended
Customer Name	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Tianjin Aofeiya Bicycle Manufacturing Co., Ltd	$380,025	10.08%	*	*
Hebei Xinyuzhou Electronic Bicycle Co., Ltd	350,232	9.29%	*	*
Beijing Zhongxinlian Digital Co., Ltd	280,393	7.44%	*	*
Hebei Aoguan Power Technology Co., Ltd	273,939	7.26%	*	*
Beijing Fuerxuan Technology Co., Ltd	223,636	5.93%	*	*
Henan Xinge Electronic Bicycle Co., Ltd	193,880	5.14%	*	*
Tianjin Taifeng Eclectronic Bicycle Co., Ltd	193,627	5.13%	*	*
* Less than 5% of total sales for the three months ended September 30, 2010.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major vendors which represented more than 5% of the total purchases for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
Vendor Name	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$1,457,192	51.01%	$1,353,854	61.10%
Beijing Anhualianhe Co., Ltd	513,012	17.96%	477,831	21.56%
Guangzhou Fanyubaiyun Electronic Co., Ltd	408,843	14.31%	*	*
Beijing Sangjie Electronic Technologies Co., Ltd	166,869	5.84%	*	*
* Less than 5% of total purchases for the three months ended September 30, 2010.

17. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). Mr. Qiang Fu, who was one of the Company’s directors until July 14, 2011, is an immediate family member of the CEO of ABAT, who has exclusive control over the business of Heilongjiang ZQPT. For the three months ended September 30, 2011, purchases from Heilongjiang ZQPT totaled $1,457,192, or 51.01% of the total purchases for the quarter then ended. For the three months ended September 30, 2010, purchased from Heilongjiang ZQPT totaled $1,353,854, or 61.10% of the total purchases for the quarter then ended. As of September 30, 2011, the total amount due to Heilongjiang ZQPT was $679,282, or 79.98% of the total accounts payable. As of June 30, 2011, the total amount due to Heilongjiang ZQPT was $649,625, or 74.65% of the total accounts payable.

18. RESTATEMENT

We have restated the Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2010. The reason for the restatement is that the Consolidated Statements of Changes in Stockholders’ Equity as originally issued failed to properly account for the reverse merger of Sky Achieve Holdings into the Company in March 2010. Pursuant to ASC 805-40-45-1, the Consolidated Statements of Changes in Stockholders’ Equity of the Company after the reverse merger should reflect the historic capital structure of Sky Achieve Holdings (the accounting acquirer) adjusted to reflect the legal capital of the Company prior to the reverse merger. As a result of the restatement, the shares issued to the prior owners of Sky Achieve Holdings in the reverse merger and the capital associated with the shares issued in the reverse merger are shown as outstanding in the balance at June 30, 2009 and thereafter, and the shares of the public company outstanding at the time of the reverse merger and the capital associated with those shares are shown as issued at the time of the reverse merger. The effect of the restatement on the Consolidated Statements of Changes in Stockholders’ Equity is shown below:

CHINA LITHIUM TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

18. RESTATEMENT (continued)

		As Originally Reported	As Restated
6/30/2009 Balance	Common Stock - Shares	1,007,936	19,151,875
	Common Stock - Amount	$1,008	$19,151
	Additional Paid-in Capital	$157,436	$139,293
	Common Stock - Shares	19,151,875	1,007,936
	Common Stock - Amount	$19,151	$1,008
Issuance of Common Stock/Reverse Acquisition Adjustments*	Additional Paid-in Capital	$72,352	$113,478
6/30/2010 Balance	Additional Paid-in Capital	$229,788	$252,771
	Total Stockholders’ Equity	$5,467,999	$5,490,982
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

 RESULTS OF OPERATION

Quarter Ended September 30, 2011 compared to Quarter Ended September 30, 2010

 Total Revenues

The following table shows the revenues attributable to each of our product lines:

	Quarter Ended September 30, 2011	Quarter Ended September 30, 2010
Battery Management Systems	$1,659,924	$2,114,790
Battery Modules	$769,532	$843,890
Battery Packs	$0	$64,469
Electric Vehicle Batteries	$61,482	$269,759
Power Supplies	$1,197,774	$326,821
Chargers	$82,521	$84,948
Total Revenues	$3,771,232	$3,704,678

Total revenues for the quarter ended September 30,2011were $3,771,232 as compared to total revenues of $3,704,678 for the quarter ended September 30, 2010, an increase of $66,554 or approximately 1.77%.

The increase in revenue was entirely attributable to our success in developing additional customers during the quarter ended September 30, 2010. Our new customers included Shenzhen Tengshun Power Supplies, Ltd, Zhejiang Yongyuan Motocycle Manufactory, Inc,  Beijing Lidehuafu Electronic Technologies, Inc . In aggregate, the revenues from these three new customers contribute 9.68% of the total revenue of the quarter ended September 30, 2011.

Cost of Goods Sold; Gross Profit

Gross profit for the quarter ended September 30, 2011was $1,564,975, as compared to $1,304,024 for the quarter ended September 30, 2010. The increase in our gross margin ratio from 35.2% to 41.5% was primarily attributable to an adjustment in our product adjustment that we made during the three months ended September 30, 2011.  Started from the quarter ended September 30, 2011, we discontinued the sales of battery packs, which had a margin of10% and reduced sales of battery modules (39% profit margin).  In their place we more than tripled our sales of power supplies (50% profit margin). At the same time, we improved our production technique, which helped us lower the cost of goods sold. For the three months ended September 30, 2011, the cost of goods sold was 58.5% of revenues compared to 64.8% of the same period in 2010.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2011were $805,033, a decrease of $373,005 or approximately 32%, from total operating expenses in the quarter ended September 30, 2010. The decrease was partially attributable to a $115,091 decrease in sales expense, due to the completion in June 2011 of the salesman training program that we started during the quarter ended September 30, 2010. Currently we don’t have any plan to commence a new salesman training program.

The primary reason for the decrease in operating expenses, however, was the decrease in general and administrative expenses from $845,380 during the quarter ended September 2010 to $422,308 during the quarter ended September 2011. The decrease was due to the reduction in our stock-based compensation expenses. On September 2, 2010, our Chairman, Kun Liu, transferred 358,500 of his shares to our employees. Because these transfers were made for the benefit of the Company, we account for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000, the market value of the shares, in the first quarter of fiscal 2011. We also issued 1,500,000 shares to six of our most important employees in October 2010. The shares vest over a five year period, and we will recognize the expense related to the shares over that period. As a result of that transaction, we recognized a compensation expense of $103,125 in the first quarter of fiscal 2012.  In sum, then, the stock-based compensation expenses were $103,125 and $717,000 for the three months ended September 30, 2011 and 2010, respectively.

Our manufacturing expenses - which consist of factory overhead (utilities, depreciation, salaries and insurance of manufacturing personnel) and subcontracting expenses -  increased by $45,717, and research and development expenses increased by $119,440.  Both of these increases reflect our efforts to expand our presence in the Chinese battery market.  We expect incremental increases in both of these categories to continue in the future.

Income Before Income Taxes

Due to the decrease in operating expenses - primarily, the $613,875 reduction in stock-based compensation - our income from operations of $759,941for the quarter ended September 30,2011was $633,956 more than income from operations in the quarter ended September 30, 2010. During the quarter ended September 30, 2011 we added to income from operations an additional $5,184 in net interest income, and $62 other income.  This gave us pre-tax income of $765,188 for the quarter ended September 30, 2011, compared to $129,308 for the quarter ended September 30, 2010.

Income Taxes

Our operating company pays income tax at the Chinese national rate of 25%.  During the quarter ended September 30, 2011 our operations in China produced taxable income of $905,464, as a result of which we accrued $226,366 in income tax. The effective consolidated income tax rate was 29.58%, as the $140,251 domestic pre-tax loss and $25 BVI pre-tax income we incurred, which left us $765,188 of total pre-tax income.  By comparison, our effective tax rate for the quarter ended September 30, 2011was 167.08%, as we had a large domestic loss from our U.S. publicly-held parent company due to the stock-based compensation.

Net Income

As a result of these factors, we reported net income of $538,822 for the quarter ended September 30,2011as compared to net loss of $86,740 for the quarter ended September 30, 2010. This translated to basic and diluted net income (loss) per common share of $0.03 and ($0.004) for the quarters ended September 30, 2011 and 2010, respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $71,874 for the quarter ended September 30,2011as compared to $98,685 for the fiscal year of 2010. This non-cash gain increased our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at September 30, 2011, we had no long term debts and our only short-term debt resulted from our need for U.S. Dollars with which to fund the operations of our office in the U.S.

Our working capital at September 30, 2011 totaled $8,457,201, an increase of $748,617 from our $7,708,584 in working capital as of June 30, 2011. The increase in working capital was approximately equal to our net income before taxes during the three months ended September 30, 2011, with the disparity of $209,795 primarily attributable to depreciation, amortization and stock-based compensation expense.

As of September 30, 2011, our accounts receivable, net of allowance for doubtful accounts, was $5,390,179 as compared to $5,612,622 as of June 30, 2011, a decrease of $222,443. Despite the reduction, our accounts receivable continue to represent over four months of sales.  This high level has occurred, in part, because we have in recent periods provided new customers favorable payment terms as an incentive to initiate a relationship with us. Our standard payment terms are 0/60/90 days from delivery. To some of our significant new customers, however, we offered payment terms of 60/90/120 days, albeit on their initial orders only. Since we have had a number of new customers during the past two quarters, this promotion contributed to the increased level of our accounts receivable. In addition, after we examined our accounts receivable level, we decided to give some of our clients an extension of paying term. At September 30, 2011, $1,491,997 of our accounts receivable had been outstanding for more than 90 days, which is approximately 27.68% of the total account receivable. The chart below shows the breakdown of our accounts receivable according the age of the receivable at September 30, 2011:

Period	Amount	Percentage
Up to 30 days	$1,458,891	27.07%
“ 60 days	$1,260,634	23.39%
“ 90 days	$1,178,657	21.87%
“ 120 days	$1,167,501	21.66%
Over 120 days	$324,496	6.02%
Total	$5,390,179	100%

As of September 30, 2011, our inventories totaled $1,683,577, as compared to $972,867 as of June 30, 2010, an increase of $710,710. We continue to use the ABC inventory management system to control our inventory level. Under our “ABC inventory management” system, we classified the components used for our products by availability and price sensitivity. We maintained low or no inventories of commonly available components and purchased them as needed. On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability.  As a result, our raw materials inventory grew by only $151,623 during this quarter, with the bulk of the increase in inventory being attributable to a higher level of work in process as of September 30, 2011. The increase of work in process occurred as a result of our current production strategy.  We kept an amount of work in process in order to shorten the period before we can deliver finished goods, thereby shortening the period from receiving the order to delivering the goods to the customer and collecting the money. Because the raw material market environment has recently changed, some of our raw materials have become difficult to obtain, resulting in not only price increases, but shortage of supplies. In response to this market condition, we have tried to collect more raw materials while the price was low, and we increased the inventory stocking level of our work in process and finished goods. We expect our inventory will go back to its previous level in the near future.

As of September 30, 2011, our advances to suppliers were $31,030 as compared to $29,180 as of June 30, 2011, a slight increase of $1,850.

As of September 30, 2011, our prepaid expenses were $617,064 as compared to $417,133 as of June 30, 2011, an increase of $199,931. The increase primarily occurred as a result of additional 1.2 million RMB ($198,669) prepaid to Beijing Ruiqingzhihua Technologies, Inc., with which we are jointly developing the 24v/600Ah battery pack technology. The whole development project is estimated to cost 5 million RMB ($781,250).

During the quarter ended September 30, 2011, there were no significant changes in our property and equipment or intangible assets.

At September 30, 2011, we had a non-interest-bearing loan of $283,638 from Mr. Liu, our CEO.  We incurred the loan over the past two years in order to obtain Dollars for the purpose of paying the expenses of our U.S. office.  Since the process of converting Chinese Renminbi into Dollars is time and effort-consuming, we expect to continue to borrow U.S. Dollars from Mr. Liu for this purpose until we complete a financing in the U.S. that provides us Dollars.

Despite net income of $538,822 for the three months ended September 30, 2011, our operations used $85,568 in cash. The primary reasons for the discrepancy were the increases in inventory ($710,710) and prepaid expenses ($199,931), as discussed above. In addition, we used $158,694 in cash to reduce our accounts and taxes payable.  Partially offsetting these cash uses, our accounts receivable, decreased by $222,443. In other words, this negative cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. In the future, we expect to manage our resources better to make our operations cash positive.

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

The following table summarizes the effects of consolidating Beijing GuoQiang with China Lithium Technologies and its subsidiary:

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – September 30, 2011
Current Assets	$104,931	$10,376,301	$10,382,307
Property, Plant and Equipment	-	745,276	745,276
Total Assets	377,861	11,187,632	11,193,638

Current Liabilities	534,562	1,489,469	1,925,106
Total Liabilities	534,562	1,489,469	1,925,106
Stockholders’ Equity	(156,701)	9,698,164	9,268,532

Statement of Operations – Quarter Ended September 30, 2011
Revenue	-	3,771,232	3,771,232
Gross Profit	-	1,564,975	1,564,975
Operating Income (Loss)	(140,201)	900,143	759,941
Net Income (Loss)	(140,276)	679,098	538,822

Statement of Cash Flow – Quarter Ended September 30, 2011
Net Cash (Used) Provided by Operating Activities	(45,766)	(48,777)	(85,568)
Net Cash (Used) Provided by Investing Activities	-	(208)	(208)
Net Cash (Used) Provided by Financing Activities	$8975	-	$-

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

Changes in Internal Controls over Financial Reporting.

During the three months ended September 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.ins	XBRL Instance
101.sch	XBRL Schema
101.cal	XBRL Calculation
101.def	XBRL Definition
101.lab	XBRL Label
101.pre	XBRL Presentation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

DATE: November 21, 2011	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)