Form 10-Q
period 2011-12-31
China Lithium Technologies Inc.
filed 2012-02-21
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Commission File No: 000-53263

CHINA LITHIUM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	41-1559888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

15 West 39th Street Suite 14C, New York, NY 10018
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

The number of shares of common stock, $0.001 par value per share, outstanding as of February 21, 2012 was 16,659,811.

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED)

PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2 & 3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 28

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2011	June 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,810,322	$2,649,523
Accounts Receivable	5,377,033	5,612,622
Other Accounts Receivable	57,070	54,413
Advance to Suppliers	32,932	29,180
Inventories	2,001,193	972,867
Prepaid Expenses	912,141	417,133

Total Current Assets	11,190,692	9,735,739

Property, Plant and Equipment, net	711,981	777,732
Patent and Other Intangibles, net	63,422	68,396
Total Fixed Assets-net	775,404	846,128

Total Assets	$11,966,096	$10,581,867

" Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2011	June 30, 2011
	(Unaudited)
Current Liabilities:
Accounts Payable	954,739	870,204
Advance from Customers	3,208	3,159
Payroll Payable	114,263	79,878
Taxes Payable	261,549	438,532
Other Accounts Payable	13,920	2,044
Accrued Expenses	70,000	71,089
Loans from Shareholders	299,938	283,638
Short-term Loans	80,000	80,000
Warranty Accrual	270,718	198,611

Total Current Liabilities	2,068,334	2,027,155

Total Liabilities	2,068,334	2,027,155

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized;
0 share issued and outstanding as of December 31 and June 30, 2011	-	-
Common Stock, par value $0.001, 780,000,000 shares authorized;
16,659,811 and 21,659,811 shares issued and outstanding, including
1,050,000 unvested restricted stock award, as of December 31 and
June 30, 2011, respectively	16,659	21,659
Additional Paid in Capital	1,720,354	1,532,021
Reserved Funds	1,043,916	1,043,916
Retained Earnings	6,331,443	5,369,454
Accumulated Other Comprehensive Income	785,389	587,661

Total Stockholders' Equity	9,897,761	8,554,712

Total Liabilities and Stockholders' Equity	$11,966,096	$10,581,867

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
		(Restated)		(Restated)

Revenues	$3,719,851	$4,268,090	$7,491,083	$7,972,767
Cost of Goods Sold	2,230,426	2,766,523	4,436,683	5,167,177

Gross Profit	1,489,425	1,501,567	3,054,400	2,805,590

Operating Expenses:
Manufacturing Expenses	106,533	54,350	214,735	116,835
R & D Expenses	100,053	19,675	239,812	39,995
Sales Expenses	159,391	134,882	294,155	384,736
General and Administrative Expenses	525,975	203,226	948,283	1,048,605

Total Operating Expenses	891,952	412,133	1,696,985	1,590,171

Income from Operations	597,473	1,089,434	1,357,415	1,215,419

Other Income (Expenses):
Interest Income (Expense), net	4,182	8,127	9,366	11,631
Other Income (Expense)	-	771	62	590

Total Other Income (Expenses)	4,182	8,898	9,428	12,220

Income before Income Taxes	601.655	1,098,332	1,366,843	1,227,639

Provision for Income Taxes	178,488	333,028	404,854	549,076

Net Income	423,167	765,304	961,989	678,563

Other Comprehensive Income:
Unrealized Gain (Loss) on Foreign Currency Translation	125,854	103,284	197,728	201,969

Comprehensive Income	$549,021	$868,588	$1,159,716	$880,532

Earnings Per Common Share:
Basic	$0.03	$0.04	$0.06	$0.03
Diluted	$0.03	$0.04	$0.06	$0.03

Weighted Average Common Share:
Basic	15,609,811	21,012,270	16,026,478	21,012,270
Diluted	15,885,462	21,012,270	16,063,949	21,012,270

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,086,250)					(1,086,250)
Net income							1,293,912		1,293,912	1,293,912
Retained earning to reserved funds							(576,730)	576,730		-
Foreign currency translation gain						489,067			489,067	489,067
Comprehensive Income									1,782,980
Balance - June 30, 2011	-	$-	21,659,811	$21,659	$1,532,021	$587,661	$5,369,454	$1,043,916		$8,554,712

Stock cancellation			(5,000,000)	(5,000)	5,000					-
Amortization of stock-based compensation					183,333					183,333
Net income							961,989		961,989	961,989
Foreign currency translation gain						197,728			197,728	197,728
Comprehensive Income									1,159,716
Balance - December 31, 2011 (Unaudited)	-	$-	16,659,811	$16,659	$1,720,354	$785,389	$6,331,443	$1,043,916		$9,897,761
								A
Footnote A (Reserved Funds):	Restrictive retained earnings for the benefit of employees

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
Cash Flows From Operating Activities:	2011	2010
		(Restated)

Net Income	$961,989	$678,563
Adjustments to Reconcile Net Income to Net Cash
(Used) Provided by Operating Activities:
Depreciation and Amortization Expenses	85,790	42,264
Stock-based Compensation Expenses	183,333	907,385
(Increase) or Decrease in Current Assets:
Accounts Receivable	235,589	(870,229)
Inventories	(1,028,326)	(436,189)
Prepaid Expenses	(495,008)	(9,734)
Advance to Suppliers	(3,752)	(10,152)
Other Accounts Receivable	(2,657)	(8,506)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	84,535	(395,327)
Advance from Customers	49	99
Taxes Payable	(176,982)	109,048
Payroll Payable	34,385	7,668
Warranty Accrual	72,107	53,229
Other Accounts Payable	11,875	417
Accrued Expenses	(1,089)	1,346

Net Cash (Used) Provided by Operating Activities	(38,163)	69,882

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	(2,500)	(126,835)
Purchases of Intangible Assets	-	(2,119)

Net Cash (Used) Provided by Investing Activities	(2,500)	(128,954)

 "Continued on next page"

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
Cash Flows From Financing Activities:	2011	2010
		(Restated)

Proceeds from (Payments to) Shareholders	16,300	49,915

Net Cash (Used) Provided by Financing Activities	16,300	49,915

Effect of Exchange Rate Changes on Cash and Cash Equivalents	185,162	192,499

Increase in Cash and Cash Equivalents	160,799	183,342

Cash and Cash Equivalents - Beginning Balance	2,649,523	2,761,427

Cash and Cash Equivalents - Ending Balance	$2,810,322	$2,944,769

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Six Months for:
Interest Paid	$-	$-
Income Taxes Paid	$502,048	$462,618

Non-Cash Investing and Financing Activities:

Common Stock Issued for Services	$-	$717,000
Issued 1,500,000 Restricted Common Stock to Employees	$-	$1,650,000

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The following table summarizes the effects of consolidating Beijing Guoqiang with China Lithium Technologies and its subsidiary:

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – December 31, 2011
Current Assets	$101,415	$11,188,203	$11,190,692
Property, Plant and Equipment	-	711,981	711,981
Total Assets	374,345	11,963,606	11,966,096

Current Liabilities	563,529	1,604,124	2,068,334
Total Liabilities	563,529	1,604,124	2,068,334
Stockholders’ Equity	(189,184)	10,359,482	9,897,761

Statement of Operations – Six Months Ended December 31, 2011
Revenue	-	7,491,083	7,491,083
Gross Profit	-	3,054,400	3,054,400
Operating Income (Loss)	(252,818)	1,609,838	1,357,415
Net Income (Loss)	(252,968)	1,214,563	961,989

Statement of Cash Flow – Six Months Ended December 31, 2011
Net Cash (Used) Provided by Operating Activities	(65,582)	18,444	(38,163)
Net Cash (Used) Provided by Investing Activities	-	(2,500)	(2,500)
Net Cash (Used) Provided by Financing Activities	$25,275	-	$16,300

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $32,932 and $29,180 as of December 31, 2011 and June 30, 2011 respectively.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of December 31, 2011 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

December 31, 2011
Balance sheet	RMB 6.3654 to US $1.00
Statement of income and other comprehensive income	RMB 6.3776 to US $1.00

June 30, 2011
Balance sheet	RMB 6.4634 to US $1.00
Statement of operations and comprehensive income	RMB 6.6254 to US $1.00

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts as of December 31, 2011 and June 30, 2011.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation expenses were $183,333 and $907,385 for the six months ended December 31, 2011 and 2010, respectively.

Research and development costs
Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expenses were $239,812 and $39,995 for the six months ended December 31, 2011 and 2010, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

3. INVENTORIES

The components of inventories at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
Raw Materials	$789,509	$515,457
Work in Process	506,883	206,585
Finished Goods	702,938	248,991
Low Value Items	1,863	1,835
Total	2,001,193	$972,867

As of December 31 and June 30, 2011, the Company has not recorded any reserve for inventory obsolescence.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

4. PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at December 31 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011
Building and Improvement	$138,903	$136,796
Machinery and Equipment	806,534	791,836
Motor Vehicle	55,613	54,770
Less: Accumulated Depreciation	(289,069)	(205,670)
Total Property and Equipment, net	$711,981	$777,732

Depreciation expenses for the six months ended December 31, 2011 and 2010 were $79,795 and $37,113, respectively.

5. PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of December 31and June 30, 2011 was comprised of the following:

	December 31, 2011	June 30, 2011
Intangible Assets	$116,689	$114,919
Less: Accumulated Amortization	(53,267)	(46,523)
Total Intangible Assets, net	$63,422	$68,396

Amortization expenses for the six months ended December 31, 2011 and 2010 were $5,994 and $5,151 respectively.

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2012	$6,015
2013	12,031
2014	12,031
2015	11,775
2016	11,262
Thereafter	10,308
Total	$63,422

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

6. ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of December 31 and June 30, 2011, accounts receivable and allowance for doubtful account as follow:

	December 31, 2011	June 30, 2011
Accounts Receivable	$5,510,839	$5,639,078
Less: Allowance for Doubtful Accounts	(133,806)	(26,456)
Total Accounts Receivable, net	$5,377,033	$5,612,622

7. ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $954,739 and $870,204 as of December 31, 2011 and June 30, 2011 respectively, represent the accounts payable by the Company to the suppliers.

8. ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of December 31, 2011 and June 30, 2011, the balance was $70,000 and $71,089, respectively. Other accounts payable consists of miscellaneous items. As of December 31, 2011 and June 30, 2011, the balances were $13,920 and $2,044, respectively.

9. WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of December 31, 2011 and June 30, 2011, the warranty accrual was $270,718 and $198,611 respectively.

For six months ended December 31, 2011, the company paid $6,259 directly for warranty claims. Also, the company accrued $62,530 as the warranty accrual with respect to sales during the period.

For six months ended December 31, 2010, the company paid $6,201 directly for warranty claims. Also, the company accrued $51,879 as the warranty accrual with respect to sales during the period.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

10. LOANS FROM SHAREHOLDERS

The Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States office.  The first loan of $45,459 was made on April 20, 2010, followed by additional $254,479 loans that brought the balance to $299,938, which was the amount due from the Company to Kun Liu as of December 31, 2011. No portion of the loans has been repaid. The loans are interest-free and due on demand. The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

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

As of December 31, 2011, 780,000,000 shares have been authorized and 16,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

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

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The Company issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 18, 2010, valued by using our closing stock price of $1.10 on that date.  As of December 31, 2011, 30% of those shares (450,000 shares) had been vested and no share had been cancelled.  A summary of the status of the Company’s unearned stock compensation under the 2010 Plan is presented below:

Unearned Stock Compensation as of June 30, 2011	$1,086,250
Unearned Stock Compensation Granted	-
Compensation Expense Recognized in Earnings	(183,333)
Unearned Stock Compensation as of December 31, 2011	$902,917

The following table shows amortization of unearned stock compensation relating to the 2010 Plan:
As of June 30,	Amortization
2012	160,417
2013	330,000
2014	247,500
2015	165,000
Total Amortization	$902,917

14. INCOME TAXES

The Company has cumulative undistributed earnings of foreign subsidiaries of $9,301,088 as of December 31, 2011. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The Company’s VIE, Beijing Guoqiang, is registered and operates in Beijing, PRC. In accordance with the relevant tax laws and regulations of PRC, Beijing Guoqiang is subject to income tax at an effective rate of 25% from January 1, 2008 on income reported in the statutory

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

14. INCOME TAXES (continued)

financial statements after appropriated tax adjustments. Because there is no income tax in the British Virgin Islands, Sky Achieve is not subject to taxation in its domicile.

The Company had no uncertain tax positions as of December 31, 2011 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and components of income tax expense for the six months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
		(Restated)
China Pre-tax Income (Loss)	$1,619,811	$2,193,783
BVI Pre-tax Income (Loss)	(25)	-
Domestic Pre-tax Income (Loss)	(252,943)	(966,144)
Total Pre-tax Income (Loss)	$1,366,843	$1,227,639

	December 31, 2011	December 31, 2010
		(Restated)
China Income Tax Expense	$404,854	$549,076
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$404,854	$549,076

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	December 31, 2011	December 31, 2010
		(Restated)
U.S. Statutory Income Tax Rate	34.00%	34.00%
Foreign Income not Recognized in the U.S.	(34.00%)	(34.00%)
China Statutory Income Tax Rate	25.00%	25.00%
Other Items (a)	4.62%	19.73%
Effective Consolidated Current Income Tax Rate	29.62%	44.73%
(a). The 4.62% and 19.73% represents $252,943 (including $183,333 stock-based compensation expense) and $966,144 (including $907,385 stock-based compensation expense) of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the six months ended December 31, 2011 and 2010.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the six months ended December 31, 2011. Net operating loss carry forwards for United States income tax purposes amounted to $462,039 as of December 31, 2011, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

14. INCOME TAXES (continued)

There is also a deferred tax asset of $67,055 as of December 31, 2011 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 2010.

As of December 31 and June 30, 2011, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	December 31, 2011	June 30, 2011
U.S. Holding Company Net Operating Loss Carry-forward	$224,148	$359,094
China Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(224,148)	(359,094)
Net	-	-

15. EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Basic Earnings per Share
Net Income	$423,167	$765,304
Weighted Average Number of Common Share Outstanding - Basic	15,609,811	21,012,270
Earnings per Share – Basic	$0.03	$0.04

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

15. EARNINGS PER SHARE (continued)

	For the Three Months Ended
	December 31, 2011	December 31, 2010
Diluted Earnings per Share
Net Income	$423,167	$765,304
Weighted Average Number of Common Share Outstanding - Basic	15,609,811	21,012,270
Effect of Diluted Securities - Unvested Shares	275,651	-
Weighted Average Number of Common Share Outstanding - Diluted	15,885,462	21,012,270
Earnings per Share –Diluted	$0.03	$0.04

	For the Six Months Ended
	December 31, 2011	December 31, 2010
Basic Earnings per Share
Net Income	$961,989	$678,563
Weighted Average Number of Common Share Outstanding - Basic	16,026,478	21,012,270
Earnings per Share – Basic	$0.06	$0.03

	For the Six Months Ended
	December 31, 2011	December 31, 2010
Diluted Earnings per Share
Net Income	$961,989	$678,563
Weighted Average Number of Common Share Outstanding - Basic	16,026,478	21,012,270
Effect of Diluted Securities - Unvested Shares	37,471	-
Weighted Average Number of Common Share Outstanding - Diluted	16,063,949	21,012,270
Earnings per Share –Diluted	$0.06	$0.03

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2011 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

The major customers which represented more than 5% of total Accounts Receivable as follows:

	December 31, 2011		June 30, 2011
Customer Name	Amount	%	Amount	%
Hebei Aoguan Power Technology Co., Ltd	$292,787	5.31%	*	*
Hebei Xinyuzhou Electronic Bicycle Co., Ltd	277,564	5.04%	*	*
Beijing Fuerxuan Technology Co., Ltd	*	*	521,675	9.25%
Beijing Lianneng Power Technology Co., Ltd	*	*	376,519	6.68%
Beijing Meiyina Vehicle Manufacturing Co., Ltd	*	*	300,120	5.32%
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	286,288	5.08%
* Less than 5% of total accounts receivable as of December 31, 2011 and June 30, 2011.

The major vendors which represented more than 5% of total Accounts Payable as follows:

	December 31, 2011		June 30, 2011
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$779,530	81.65%	$649,625	74.65%
Guangzhou Fanyubaiyun Electronic Co., Ltd	50,148	5.25%	103,538	11.90%
Guangzhou Zengchen Electronic Co., Ltd	*	*	50,371	5.79%
* Less than 5% of total accounts payable as of December 31, 2011.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

16. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major clients which represented 5% and more of the total sales for the three and six months ended December 31, 2011 and 2010 are as follows:

	For the Three Months Ended
Customer Name	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Fuzhou Tong'an Electronic Technology Co. Ltd	$270,208	7.26%	*	*
Beijing Lidehuafu Electronic Tech Co. Ltd	195,611	5.26%	*	*
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	563,691	13.21%
Saiensi Energy Technology Co. Ltd	*	*	275,322	6.45%
Beijing Renyuxin Trading Co., Ltd	*	*	261,233	6.12%
Beijing Anhualianhe Power Tech Co., Ltd	*	*	221,165	5.18%
* Less than 5% of total sales for the three months ended December 31, 2011 and 2010.

	For the Six Months Ended
Customer Name	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Hebei Aoguan Power Technology Co., Ltd	$446,271	5.94%	*	*
Beijing Zhongxinlian Digital Co., Ltd	389,099	5.18%	*	*
Tianjin Aofeiya Bicycle Manufacturing Co., Ltd	382,659	5.09%	*	*
Beijing Lidehuafu Electronic Tech Co. Ltd	377,396	5.02%	*	*
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	714,812	8.99%
Beijing Renyuxin Trading Co., Ltd	*	*	409,403	5.15%
* Less than 5% of total sales for the six months ended December 31, 2011 and 2010.

The major vendors which represented more than 5% of the total purchases for the three and six months ended December 31, 2011 and 2010:

	For the Three Months Ended
Vendor Name	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$1,470,295	59.81%	$1,429,481	44.49%
Beijing Anhualianhe Power Tech Co., Ltd	517,624	21.06%	1,168,868	36.38%
Guangzhou Fanyubaiyun Electronic Co., Ltd	280,274	11.40%	205,227	6.39%

	For the Six Months Ended
Vendor Name	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$3,223,141	60.87%	$2,764,246	51.37%
Guangzhou Fanyubaiyun Electronic Co., Ltd	531,468	10.04%	312,088	5.80%
Beijing Anhualianhe Power Tech Co., Ltd	518,690	9.80%	1,627,262	30.24%

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

17. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). Mr. Qiang Fu, who was one of the Company’s directors until July 14, 2011, is an immediate family member of the CEO of ABAT, who has exclusive control over the business of Heilongjiang ZQPT. For the six months ended December 31, 2011, purchases from Heilongjiang ZQPT totaled $3,223,141, or 60.87% of the total purchases for the six months then ended. For the six months ended December 31, 2010, purchased from Heilongjiang ZQPT totaled $2,764,246, or 51.37% of the total purchases for the six months then ended. As of December 31, 2011, the total amount due to Heilongjiang ZQPT was $779,530, or 81.65% of the total accounts payable. As of June 30, 2011, the total amount due to Heilongjiang ZQPT was $649,625, or 74.65% of the total accounts payable.

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

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

18. RESTATEMENT (continued)

We have restated the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2010 and accompanying notes. The reason for the restatement is that we failed to exclude the unvested shares when calculating the weighted average shares and the accumulated tax effect for our US office when calculating tax expenses. In the restatement, we excluded the unvested shares from the calculation of weighted average shares. The restatement had the following effects on the Company’s financial statements as of December 31, 2010 and for the quarters then ended:

	As Originally Reported	As Restated
Provision for Income Taxes – Three Months Ended December 31, 2010	$285,431	$333,028
Provision for Income Taxes – Six Months Ended December 31, 2010	$322,230	$549,076
Net Income – Three Months Ended December 31, 2010	$812,900	$765,304
Net Income – Six Months Ended December 31, 2010	$905,410	$678,563
Diluted Weighted Average Common Shares – Three Months Ended December 31, 2010	21,359,811	21,012,270
Diluted Weighted Average Common Shares – Six Months Ended December 31, 2010	20,759,811	21,012,270
Diluted EPS – Six Months Ended December 31, 2010	$0.04	$0.03

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

RESULTS OF OPERATION

 Total Revenues

The following table shows the revenues attributable to each of our product lines:

	3 months ended Dec 31, 2011	3 months ended Dec 31, 2010	Change	Percentage
Battery Safety System	1,180,323	2,166,819	(986,496)	-45.53%
Battery Module	1,523,506	937,549	585,957	62.50%
Battery Pack	-	40,106	(40,106)	-100.00%
Electric Vehicle Battery	56,019	570,229	(514,210)	-90.18%
Power	810,616	461,377	349,239	75.69%
Chargers	149,386	92,021	57,365	62.34%
Total Revenue	3,719,851	4,268,090	(548,239)	-12.85%

	6 months ended Dec 31, 2011	6 months ended Dec 31, 2010	Change	Percentage
Battery Safety System	2,841,870	4,283,592	(1,441,722)	-33.66%
Battery Module	2,290,328	1,781,760	508,568	28.54%
Battery Pack	-	104,845	(104,845)	-100.00%
Electric Vehicle Battery	117,517	837,992	(720,475)	-85.98%
Power	2,009,702	787,559	1,222,143	155.18%
Chargers	231,666	177,019	54,647	30.87%
Total Revenue	7,491,083	7,972,767	(481,684)	-6.04%

Total revenues for the quarter ended December 31,2011were $3,719,851 as compared to total revenues of $4,268,090 for the quarter ended December 31, 2010, a decrease of $548,239 or approximately 12.85%.  Our total revenues for the six months ended December 31, 2011 were $7,491,083,  as compared to total revenues of $7,972,767 for the six months ended December 31, 2010, a decrease of $481,684 or approximately 6.04%. The decrease in the revenues during the periods under review was primarily due to the reduction of the sales, which typically occurs one month prior to the Chinese spring festival. Since the spring festival in 2012 started as early as January 23, 2012, it caused the slow sales in December 2011; while it was not the case in December 2010 because spring festival for the year of 2011 did not start until Mid-February 2011.

Moreover, during the three and six months ended December 31, 2011, we also adjusted slightly our product composition by shifting our efforts to market more profitable products such as battery module, power and chargers,.  As a result, we reduced our sales of electric vehicle battery from $570,229 during the three months ended December 31, 2010 to $56,019 during the same quarter of 2011, a decrease of $514,210 . We also discontinued our sales of battery pack since July 1, 2011, which produced 0 revenues during the three months ended December 2011 as compared to $ 40,106 during the same quarter ended December 2010.

Cost of Goods Sold; Gross Profit

Gross profit for the quarter ended December 31, 2011was $1,489,425, as compared to $1,501,567 for the quarter ended December 31, 2010. Our gross margin ratio increased from 35% to 40%. Likewise, Our gross profit for the six months ended December 31, 2011 was $3,054,400 as compared to $2,805,590 for the six months ended December 31,2010.  Our gross margin ratio for this period also increased from 35% to 40.77%.  The Gross profit ratio increase was primarily attributable to an adjustment that we made in our product structure since the beginning of this fiscal year..  Started from July 1, 2011, we discontinued the sales of battery packs, which had a margin of 10% and reduced sales of electrical vehicle batteries (13% profit margin).  In their place we  increased our  sales of products with a higher profit margin, including power supplies (50% gross profit margin), battery modules (37% gross profit margin), and chargers (25% gross profit margin). At the same time, we kept  improving our production technology to lower the cost of goods sold. For the three months ended December 31, 2011, the cost of goods sold was 60% of revenues compared to 64.8% of the same period in 2010. During the six months ended December 31, 2011, the cost of goods sold was 59% of the total revenues as compared to 64.8% of the six months ended December 31, 2010.

Operating Expenses

Total operating expenses for the quarter ended December 31, 2011were $891,952, an increase of $479,819 or approximately 32%, from total operating expenses in the quarter ended December 31, 2010.

The primary reason for the increase in operating expenses, however, was the increase in general and administrative expenses from $203,226 during the quarter ended December 31 2010 to $525,975 during the quarter ended December 31, 2011. The increase was due to  the allocation of our stock-based compensation expenses. We also issued 1,500,000 shares to six of our most important employees in October 2010.   The shares vest over a five year period, and we will recognize the expense related to the shares over that the five-year period. As a result of that transaction, we recognized a compensation expense of $183,333 in this quarter.   The general and administrative expenses also included the amortization of our intangible assets, accrued warranty, and the U.S. office expenses.

Our manufacturing expenses - which consist of factory overhead (utilities, depreciation, salaries and insurance of manufacturing personnel) and subcontracting expenses - increased by $52,183. We purchased a small amount of  equipment for our Beijing and Guangzhou plants, Due to the inflation in china, the labor cost also increased.  The research and development (“R&D”) expenses include all the cost of  research and development  and salaries of R & D professionals, increased by $80,378.  Both of these increases reflect our efforts to expand our presence in the Chinese battery market.  We expect that incremental increases in both of these categories will continue in the future.

Income Before Income Taxes

Due to the decrease of total sales and the increase in operating expenses our income from operations decreased to $597,473 for the quarter ended December 31,2011,  $491,961 less than income from operations in the quarter ended December 31, 2010. During the quarter ended December 31, 2011,  we added to income from operations an additional $4,182 in net interest income.  This gave us a pre-tax income of $601,655 for the quarter ended December 31, 2011, compared to $1,098,332 for the quarter ended December 31, 2010.

Income Taxes

Our operating company pays income tax at the Chinese national rate of 25%.  During the quarter ended December 31, 2011, our operations in China produced a taxable income of $1,619,811, as a result of which we accrued $404,854 in income tax. The effective consolidated income tax rate was 29.62%, as the $252,943 domestic pre-tax loss and $25 BVI pre-tax income we incurred, which left us $1,366,843 of total pre-tax income.  By comparison, our effective tax rate for the quarter ended December 31, 2010was 44.73%, as we had a large domestic loss from our U.S. publicly-held parent company due to the stock-based compensation.

Net Income

As a result of these factors, we reported a net income of $423,167 for the quarter ended December 31, 2011, approximately 11.38% of the total revenue as compared to net income of $765,304 for the quarter ended December 31, 2010, approximately 17.93% of the total revenue. This translated to a basic and diluted net income per common share of $0.03 and $0.04 for the quarters ended December 31, 2011 and 2010, respectively.

During the six months ended December 31, 2011, we reported a net income of $961,989, approximately 12.84% of the total revenue as compared to net income of $678,563 for the quarter ended December 31, 2010, approximately 8.51% of the total revenue.  This translated to a basic and diluted net income per common share was $0.06 and $0.03 for the six months ended December 31, 2011 and 2010 respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $125,854 for the quarter ended December 31, 2011as compared to $103,284 for the fiscal year of 2010. This non-cash gain increased our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. Our working capital as of  December 31, 2011 totaled $9,122,358, an increase of $1,413,774 from our $7,708,584 in working capital as of June 30, 2011.

As of December 31, 2011, our accounts receivable, net of allowance for doubtful accounts, was $5,377,033 as compared to $5,612,622 as of June 30, 2011, a decrease of $235,589.  Despite the reduction, our accounts receivable continue to represent over four months of sales.  This high account receivable was partially due to the favorable payment terms we provided  to new customers in recent periods an incentive to initiate a relationship with us. Our standard payment terms are 0/60/90 days from delivery. To some of our significant new customers, however, we offered payment terms of 60/90/120 days, albeit on their initial orders only. Since we have had a number of new customers during the past two quarters, this promotion contributed to the increased level of our accounts receivable. In addition, after examining our accounts receivable level, we decided to give some of our clients an extension of paying term. Since January 23 was  the Chinese traditional spring festival, some of our clients would pay off their bills after the Chinese new Year, and we agreed on that and extend ed the payment term even  longer. As of December 31, 2011, $1,751,241 of our accounts receivable had been outstanding for more than 90 days, which was  approximately 32.57% of the total account receivable. The chart below shows the breakdown of our accounts receivable according to the age of the receivable as of December 31, 2011:

Period	Amount	Percentage
Up to 30 days	$1,433,922	26.67%
“ 60 days	$1,201,523	22.35%
“ 90 days	$990,347	18.42%
“ 120 days	$891,349	16.58%
Over 120 days	$859,892	15.99%
Total	$5,377,033	100%

As of December 31, 2011, our inventories totaled $2,001,193, as compared to $972,867 as of June 30, 2010, an increase of $1,028,326. We increased the amounts of raw materials, work in process as well as finished goods.  Almost the whole January and February are holiday season for Chinese New Year, the manufactory in next quarter will dropdown a lot.  In order to get prepared for next quarter’s sales, we doubled our inventory of the normal level we kept for the inventory. We kept using the ABC inventory management system to control our inventory level. Under our “ABC inventory management” system, we classified the components used for our products by availability and price sensitivity. We maintained low or no inventories of commonly available components and purchased them as needed.  On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability.   The increase of work in process occurred as a result of our current production strategy.  We kept an amount of work in process in order to shorten the period before we coulddeliver finished goods, thereby shortening the period from receiving the order to delivering the goods to the customer and collecting the money.  Because the raw material market environment has recently changed, some of our raw materials have become difficult to obtain, resulting in not only price increases, but also a shortage of supplies. In response to this market condition, we have tried to collect more raw materials while the price was low, and we increased the inventory stocking level of our work in process and finished goods. We expect our inventory will go back to its previous level in the near future.

As of December 31, 2011, our advances to suppliers were $32,932 as compared to $29,180 as of June 30, 2011, a slight increase of $3,752.

As of December 31, 2011, our prepaid expenses were $912,141 as compared to $417,133 as of June 30, 2011, an increase of $199,931. The increase primarily occurred as a result of additional 1.2 million RMB ($198,669) prepaid to Beijing Ruiqingzhihua Technologies, Inc., with which we are jointly developing the 24v/600Ah battery pack technology. The whole development project is estimated to cost 5 million RMB ($781,250).

During the quarter ended December 31, 2011, there were no significant changes in our property and equipment or intangible assets.

As of December 31, 2011, we had a non-interest-bearing loan of $299,938 from Mr. Liu, our CEO.  We incurred the loan over the past two years in order to obtain Dollars for the purpose of paying the expenses of our U.S. office.  Since the process of converting Chinese Renminbi into Dollars is time and effort-consuming, we expect to continue to borrow U.S. Dollars from Mr. Liu for this purpose until we complete our financing in the U.S. that provides us Dollars.

With regards toour sales decrease during this period, the sales tax and other related tax decreased as well, As a result, our taxes payable at December 31, 2011 was $261,549 as compared to $438,532 as of June 30, 2011.

Despite net income of $961,989 for the three months ended December 31, 2011, our operations used $38,163 in cash. The primary reasons for the discrepancy were the increases in inventory ($1,028,326) and prepaid expenses ($495,008), as discussed above. In addition, there was a decrease of $176,983 on taxes payable,Also, a $183,333 stock-based compensation occurred from operating activities.  Partially offsetting these cash uses, our accounts receivable, decreased by $235,589. In other words, this negative cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. In the future, we expect to manage our resources better to make our operations cash positive.

Restrictions on Dividends and Other Cash Transfers

All of our business operations are carried out by Beijing GuoQiang, and all of our cash assets are held by that entity.  To date, our U.S. parent corporation has paid its expenses by taking loans from Kun Liu, our Chief Executive Officer.  In the future, in order for the U.S. parent corporation to continue its operations without depending on such loans or to pay dividends to our shareholders, we will have to transfer funds from Beijing GuoQiang through Sky Achieve and then to China Lithium Technologies, our U.S. parent corporation. Our ability to transfer funds in this manner will limited by two factors:

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

Effects of Consolidation

The financial statements presented in this Report consolidate the financial statements of China Lithium Technologies, Inc. with the financial statements of its subsidiary, Sky Achieve Holdings, Inc.  Also consolidated are the financial statements of an entity, Beijing GuoQiang Global Science and Technology Development Co, Ltd., the legal owners of which are our Chairman, Kun Liu, and certain associates.  The financial statements of Beijing GuoQiang are consolidated with our financial statements because Beijing GuoQiang is a variable interest entity with respect to Sky Achieve, which is a wholly-owned subsidiary of China Lithium Technologies.  Sky Achieve is a party to five agreements dated January 5, 2010 with the owners of the registered equity of Beijing GuoQiang and with Beijing GuoQiang.  The agreements transfer to Sky Achieve all of the benefits and all of the risk arising from the operations of Beijing GuoQiang, as well as complete managerial authority over the operations of Beijing GuoQiang.

The following table summarizes the effects of consolidating Beijing GuoQiang with China Lithium Technologies and its subsidiary:

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – December 31, 2011
Current Assets	$101,415	$11,188,203	$11,190,692
Property, Plant and Equipment	-	711,981	711,981
Total Assets	374,345	11,963,606	11,966,096

Current Liabilities	563,529	1,604,124	2,068,334
Total Liabilities	563,529	1,604,124	2,068,334
Stockholders’ Equity	(189,184)	10,359,482	9,897,761

Statement of Operations – Six Months Ended December 31, 2011
Revenue	-	7,491,083	7,491,083
Gross Profit	-	3,054,400	3,054,400
Operating Income (Loss)	(252,818)	1,609,838	1,357,415
Net Income (Loss)	(252,968)	1,214,563	961,989

Statement of Cash Flow – Six Months Ended December 31, 2011
Net Cash (Used) Provided by Operating Activities	(65,582)	18,444	(38,163)
Net Cash (Used) Provided by Investing Activities	-	(2,500)	(2,500)
Net Cash (Used) Provided by Financing Activities	$25,275	-	$16,300

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

Changes in Internal Controls over Financial Reporting.

During the three months ended December 31, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CHINA LITHIUM TECHNOLOGIES, INC.

DATE: February 21, 2012	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)