Form 10-Q
period 2012-03-31
China Lithium Technologies Inc.
filed 2012-05-15
CIK 888719

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File No: 000-53263

CHINA LITHIUM TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	41-1559888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No)

51-20 Bowne Street, Flushing, NY 11355
(Address of principal executive office) (Zip Code)

Registrant's telephone number: 718-690-2662

_______________________________________
Former name, former address and former fiscal year,
(if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of common stock, $0.001 par value per share, outstanding as of May 13, 2012 was 16,659,811.

PART I - FINANCIAL INFORMATION

CHINA LITHIUM TECHNOLOGIES, INC

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

PAGE
CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2 & 3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6 & 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 - 28

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2012	June 30, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,473,294	$2,649,523
Accounts Receivable	6,110,036	5,612,622
Other Accounts Receivable	57,451	54,413
Advance to Suppliers	33,142	29,180
Inventories	1,953,861	972,867
Prepaid Expenses	814,115	417,133

Total Current Assets	11,441,899	9,735,739

Property, Plant and Equipment, net	710,956	777,732
Patent and Other Intangibles, net	60,794	68,396

Total Non-current Assets, Net	771,749	846,128

Total Assets	$12,213,648	$10,581,867
" Continued on next page"

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2012	June 30, 2011
	(Unaudited)
Current Liabilities:
Accounts Payable	660,426	870,204
Advance from Customers	3,228	3,159
Payroll Payable	115,469	79,878
Taxes Payable	215,148	438,532
Other Accounts Payable	14,236	2,044
Accrued Expenses	11,400	71,089
Loans from Shareholders	375,298	283,638
Short-term Loans	80,000	80,000
Warranty Accrual	291,347	198,611

Total Current Liabilities	1,766,553	2,027,155

Total Liabilities	1,766,553	2,027,155

Stockholders' Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized; 0 share issued and outstanding as of March 31, 2012 and June 30, 2011	-	-
Common Stock, par value $0.001, 780,000,000 shares authorized;1,050,000 unvested restricted stock award, as of March 31, 2012 and June 30, 2011, respectively	16,659	21,659
Additional Paid in Capital	1,800,563	1,532,021
Reserved Funds	1,043,916	1,043,916
Retained Earnings	6,637,828	5,369,454
Accumulated Other Comprehensive Income	948,128	587,661

Total Stockholders' Equity	10,447,095	8,554,712

Total Liabilities and Stockholders' Equity	$12,213,648	$10,581,867

"The accompanying notes are an integral part of these financial statements"

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
		(Restated)		(Restated)

Revenues	$3,397,162	$3,361,885	$10,888,246	$11,334,652
Cost of Goods Sold	2,121,209	2,070,107	6,557,893	7,237,284

Gross Profit	1,275,953	1,291,778	4,330,353	4,097,368

Operating Expenses:
Manufacturing Expenses	108,324	64,525	323,059	181,359
R & D Expenses	133,335	28,326	373,147	68,321
Sales Expenses	170,960	278,342	465,115	663,079
General and Administrative Expenses	428,038	610,516	1,376,321	1,659,122

Total Operating Expenses	840,657	981,709	2,537,642	2,571,880

Income from Operations	435,296	310,069	1,792,711	1,525,488

Other Income (Expenses):
Interest Income (Expense), net	6,001	7,722	15,367	19,352
Other Income (Expense)	-	5,942	62	6,531

Total Other Income (Expenses)	6,001	13,663	15,429	25,884

Income before Income Taxes	441,297	323,732	1,808,140	1,551,371

Provision for Income Taxes	134,911	153,538	539,765	702,613

Net Income	306,386	170,194	1,268,375	848,758

Other Comprehensive Income:
Unrealized Gain (Loss) on Foreign Currency Translation	162,739	25,640	360,467	227,609

Comprehensive Income	$469,125	$195,834	$1,628,841	$1,076,367

Earnings Per Common Share:
Basic	$0.02	$0.01	$0.08	$0.04
Diluted	$0.02	$0.01	$0.08	$0.04

Weighted Average Common Share:
Basic	15,609,811	21,227,329	15,887,589	21,227,329
Diluted	15,678,752	21,227,329	16,833,953	21,227,329

"The accompanying notes are an integral part of these financial statements"

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
	Preferred Stock		Common Stock		Additional	Other				Total
					Paid in	Comprehensive	Retained	Reserved	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Funds A	Income	Equity
Balance - June 30, 2009 (Restated)	-	$-	19,151,875	$19,151	$139,293	$71,387	$2,690,492	$-		$2,920,323

Reverse acquisition equity adjustments			1,007,936	1,008	113,478					114,486
Net income							2,428,966		2,428,966	2,428,966
Retained earning to reserved funds							(467,186)	467,186		-
Foreign currency translation gain						27,207			27,207	27,207
Comprehensive Income									2,456,173
Balance - June 30, 2010 (Restated)	-	$-	20,159,811	$20,159	$252,771	$98,594	$4,652,271	$467,186		$5,490,982

Common stock compensation on September 2, 2010					717,000					717,000
Restricted common stock issued to employees			1,500,000	1,500	1,648,500					1,650,000
Deferred stock-based compensation expense					(1,086,250)					(1,086,250)
Net income							1,293,912		1,293,912	1,293,912
Retained earning to reserved funds							(576,730)	576,730		-
Foreign currency translation gain						489,067			489,067	489,067
Comprehensive Income									1,782,980
Balance - June 30, 2011	-	$-	21,659,811	$21,659	$1,532,021	$587,661	$5,369,454	$1,043,916		$8,554,712

Stock cancellation			(5,000,000)	(5,000)	5,000					-
Amortization of stock-based compensation					263,542					263,542
Net income							1,268,375		1,268,375	1,268,375
Foreign currency translation gain						360,467			360,467	360,467
Comprehensive Income									1,628,841
Balance - March 31, 2012 (Unaudited)	-	$-	16,659,811	$16,659	$1,800,563	$948,128	$6,637,828	$1,043,916		$10,447,095

Footnote A (Reserved Funds):	Restrictive retained earnings for the benefit of employees

"The accompanying notes are an integral part of these financial statements"

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
Cash Flows From Operating Activities:	2012	2011

Net Income	$1,268,375	$848,758
Adjustments to Reconcile Net Income to Net Cash
(Used) Provided by Operating Activities:
Depreciation and Amortization Expenses	128,425	70,180
Stock-based Compensation Expenses	263,542	1,135,846
(Increase) or Decrease in Current Assets:
Accounts Receivable	(497,414)	(542,466)
Inventories	(980,994)	(711,553)
Prepaid Expenses	(396,982)	6,575
Advance to Suppliers	(3,961)	(17,714)
Other Accounts Receivable	(3,038)	(6,868)
Increase or (Decrease) in Current Liabilities:
Accounts Payable	(209,778)	(520,907)
Advance from Customers	69	111
Taxes Payable	(223,383)	(166,973)
Payroll Payable	35,591	6,774
Warranty Accrual	92,736	84,088
Other Accounts Payable	12,192	5,150
Accrued Expenses	(59,689)	1,499

Net Cash (Used) Provided by Operating Activities	(574,311)	192,500

Cash Flows From Investing Activities:

Purchases of Property, Plant and Equipment	(36,518)	(413,293)
Purchases of Intangible Assets	-	(2,119)

Net Cash (Used) Provided by Investing Activities	(36,518)	(415,413)

"Continued on next page"

 CHINA LITHIUM TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended March 31,
Cash Flows From Financing Activities:	2012	2011

Proceeds from (Payments to) Shareholders	91,660	109,915

Net Cash (Used) Provided by Financing Activities	91,660	109,915

Effect of Exchange Rate Changes on Cash and Cash Equivalents	342,939	216,541

Increase in Cash and Cash Equivalents	(176,230)	103,543

Cash and Cash Equivalents - Beginning Balance	2,649,523	2,761,427

Cash and Cash Equivalents - Ending Balance	$2,473,294	$2,864,970

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Nine Months for:
Interest Paid	$-	$-
Income Taxes Paid	$802,471	$768,153

Non-Cash Investing and Financing Activities:

Common Stock Issued for Services	$-	$717,000
Issued 1,500,000 Restricted Common Stock to Employees	$-	$1,650,000

"The accompanying notes are an integral part of these financial statements"

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

The following table summarizes the effects of consolidating Beijing Guoqiang with China Lithium Technologies and its subsidiary:

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – March 31, 2012
Current Assets	$101,759	$11,439,065	$11,441,899
Property, Plant and Equipment	-	710,956	710,956
Total Assets	374,689	12,210,814	12,213,648

Current Liabilities	582,014	1,283,858	1,766,553
Total Liabilities	582,014	1,283,858	1,766,553
Stockholders’ Equity	(207,325)	10,926,956	10,447,095

Statement of Operations – Nine Months Ended March 31, 2012
Revenue	-	10,888,246	10,888,246
Gross Profit	-	4,330,353	4,330,353
Operating Income (Loss)	(351,091)	2,143,408	1,792,711
Net Income (Loss)	(351,316)	1,619,298	1,268,375

Statement of Cash Flow – Nine Months Ended March 31, 2012
Net Cash (Used) Provided by Operating Activities	(140,598)	(442,687)	(574,311)
Net Cash (Used) Provided by Investing Activities	-	(36,518)	(36,518)
Net Cash (Used) Provided by Financing Activities	$100,635	-	$91,660

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

Advances to suppliers
The Company makes advances to certain vendors for inventory purchases. The advances to suppliers were $33,142 and $29,180 as of March 31, 2012 and June 30, 2011 respectively.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of March 31, 2012 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes high credit quality banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

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

March 31, 2012
Balance sheet	RMB 6.3251 to US $1.00
Statement of income and other comprehensive income	RMB 6.3211 to US $1.00

June 30, 2011
Balance sheet	RMB 6.4634 to US $1.00
Statement of operations and comprehensive income	RMB 6.6254 to US $1.00

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company accounts for income tax under the provisions of FASB ASC 740 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or the entire deferred tax asset will not be realized. There are no deferred tax amounts as of March 31, 2012 and June 30, 2011.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

Generally shares issued to employees will be vested over a requisite service period. These shares will be amortized over the vesting period in accordance with ASC 718. The average vesting period for the shares issued to date has been 4.54 years, based on the terms of the employment agreements under which the stock was awarded. The stock-based compensation expenses were $263,542 and $1,135,846 for the nine months ended March 31, 2012 and 2011, respectively.

Research and development costs
Research and development costs are expensed as incurred. The salaries of engineers and technical staff in our research and development division are included in research and development expense. The expenses were $373,147 and $68,321 for the nine months ended March 31, 2012 and 2011, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

3.    INVENTORIES

The components of inventories at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
Raw Materials	$726,001	$515,457
Work in Process	730,529	206,585
Finished Goods	495,456	248,991
Low Value Items	1,875	1,835
Total	$1,953,861	$972,867

As of March 31, 2012 and June 30, 2011, the Company has not recorded any reserve for inventory obsolescence.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

4.    PREPAID EXPENSES

A summary of prepaid expenses at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
Rent	$102,665	$107,699
Subcontractor	711,450	309,434
Total Prepaid Expenses	$814,115	$417,133

The Company prepaid the whole year rent for its warehouse and employees’ dormitory at the beginning of year, and amortized in the following twelve-month period.  The Company subcontracted a vendor to provide service in the next three year.

5.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
Building and Improvement	$139,788	$136,796
Machinery and Equipment	845,685	791,836
Motor Vehicle	55,967	54,770
Less: Accumulated Depreciation	(330,484)	(205,670)
Total Property and Equipment, net	$710,956	$777,732

Depreciation expenses for the nine months ended March 31, 2012 and 2011 were $119,395 and $62,195, respectively.

6.    PATENT AND OTHER INTANGIBLES

The net book value of intangible assets as of March 31, 2012 and June 30, 2011 was comprised of the following:

	March 31, 2012	June 30, 2011
Intangible Assets	$117,432	$114,919
Less: Accumulated Amortization	(56,638)	(46,523)
Total Intangible Assets, net	$60,794	$68,396

Amortization expenses for the nine months ended March 31, 2012 and 2011 were $9,029 and $7,984, respectively.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

6.    PATENT AND OTHER INTANGIBLES (continued)

Based upon current assumptions, the Company expects that, during the next five years, its intangible assets will be amortized according to the following schedule:

Balance at June 30,	Amount
2012	$3,035
2013	12,138
2014	12,138
2015	11,880
2016	11,363
Thereafter	10,240
Total	$60,794

7.    ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment from the invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of March 31, 2012 and June 30, 2011, accounts receivable and allowance for doubtful account as follow:

	March 31, 2012	June 30, 2011
Accounts Receivable	$6,227,866	$5,639,078
Less: Allowance for Doubtful Accounts	(117,829)	(26,456)
Total Accounts Receivable, net	$6,110,036	$5,612,622

8.   ACCOUNTS PAYABLE

The Company has accounts payable related to the purchase of inventory. The amount of $660,426 and $870,204 as of March 31, 2012 and June 30, 2011 respectively, represent the accounts payable by the Company to the suppliers.

9.   ACCRUED EXPENSES AND OTHER PAYABLE

Accrued expenses consist of audit fee and the payroll taxes for the current year. As of March 31, 2012 and June 30, 2011, the balance was $11,400 and $71,089, respectively. Other accounts payable consists of miscellaneous items. As of March 31, 2012 and June 30, 2011, the balances were $14,236 and $2,044, respectively.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

10.  WARRANTY ACCRUAL

The Company provides its customers a 2 years warranty on all products sold. In anticipation of warranty repairs, the Company accrues 1% of the sales amount as a “Warranty Accrual.” The Company believes that the accrual is adequate based on its historical warranty experience. If the goods sold have no quality problems within 2 years, the Company reverses the warranty accrual. As of March 31, 2012 and June 30, 2011, the warranty accrual was $291,347 and $198,611 respectively.

For nine months ended March 31, 2012, the company paid $20,782 directly for warranty claims. Also, the company accrued $108,605 as the warranty accrual with respect to sales during the period.

For the nine months ended March 31, 2011, the company paid $10,586 directly for warranty claims. Also, the company accrued $86,165 as the warranty accrual with respect to sales during the period.

11.  LOANS FROM SHAREHOLDERS

The Company borrowed funds from Kun Liu, its Chief Executive Offices, to pay expenses incurred in the United States office.  The first loan of $45,459 was made on April 20, 2010, followed by additional $329,839 loans that brought the balance to $375,298, which was the amount due from the Company to Kun Liu as of March 31, 2012.  No portion of the loans has been repaid. The loans are interest-free and due on demand. The Company expects to continue to borrow funds from Kun Liu to pay its U.S. expenses until it obtains Dollars from a financing transaction or secures approval for a conversion of Renminbi to Dollars.

12.  SHORT-TERM LOANS

In February and April 2011, the Company borrowed two separate loans with $40,000 each from a private party, to pay expenses incurred in the United States office. These loans are interest-free and due on demand. The Company expects to repay whole amount of these two loans within one year.

13.  STOCKHOLDERS’ EQUITY

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

As of March 31, 2012, 780,000,000 shares have been authorized and 16,659,811 shares are outstanding. The Company implemented a 1-for-2.2 reverse split on June 2, 2010. Retroactive effect is being given to the reverse split in these financial statements.  Income statements have retroactively used the new outstanding shares to calculate the EPS. Stated capital in the stockholders’ equity section has been reduced accordingly.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

14.  STOCK-BASED COMPENSATION

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

The Company issued 1,500,000 shares provided in the Plan in the form of grants of restricted common stock on October 18, 2010, valued by using our closing stock price of $1.10 on that date. As of March 31, 2012, 30% (450,000 shares) had been vested and no share had been cancelled. A summary of the status of the Company’s unearned stock compensation is presented below:

Unearned Stock Compensation as of June 30, 2011	$1,086,250
Unearned Stock Compensation Granted	-
Compensation Expense Recognized in Earnings	(263,542)
Unearned Stock Compensation as of March 31, 2012	$822,708

The following table shows amortization of unearned stock compensation relating to the 2010 Plan:

As of June 30,	Amortization
2012	$80,208
2013	330,000
2014	247,500
2015	165,000
Total Amortization	$822,708

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

15.  INCOME TAXES

The Company has cumulative undistributed earnings of foreign subsidiaries of $9,705,822 as of March 31, 2012. These undistributed earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

The Company had no uncertain tax positions as of March 31, 2012 and June 30, 2010. The following table sets forth the components of the Company’s income before income tax expense and components of income tax expense for the nine months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
China Pre-tax Income (Loss)	$2,159,457	$2,807,933
BVI Pre-tax Income (Loss)	(25)	-
Domestic Pre-tax Income (Loss)	(351,292)	(1,256,562)
Total Pre-tax Income (Loss)	$1,808,140	$1,551,371

	March 31, 2012	March 31, 2011
China Income Tax Expense	$539,765	$702,613
Domestic Income Tax Expense	-	-
Total Current Income Tax Expense	$539,765	$702,613

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

15.  INCOME TAXES (continued)

	March 31, 2012	March 31, 2011
U.S. Statutory Income Tax Rate	34.0%	34.0%
Foreign Income not Recognized in the U.S.	(34.0%)	(34.0%)
China Statutory Income Tax Rate	25.0%	25.0%
Other Items (a)	4.85%	20.29%
Effective Consolidated Current Income Tax Rate	29.85%	45.29%

(a). The 4.85% and 20.29% represents $351,292 (including $263,542 stock-based compensation expense) and $1,256,562 (including $1,135,846 stock-based compensation expense) of corporate expenses incurred by the Company’s US office that are not subject to PRC income tax for the nine months ended March 31, 2012 and 2011.

The Company was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the nine months ended March 31, 2012. Net operating loss carry forwards for United States income tax purposes amounted to $480,180 as of March 31, 2012, which may be available to reduce future periods’ US taxable income. These carry forwards will expire, if not utilized, beginning in 2030 through 2031. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2012 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

There was also a deferred tax asset of $74,898 as of March 31, 2012 resulting from the temporary difference with respect to the grant of unvested common stock to employees in October 2010.

As of March 31, 2012 and June 30, 2011, the deferred tax assets/ (liabilities) and the related valuation allowance were as follows:

	March 31, 2012	June 30, 2011
U.S. Holding Company Net Operating Loss Carry-forward	$238,159	$359,094
China Other Deferred Tax Assets	-	-
Less: Valuation Allowance	(238,159)	(359,094)
Net	-	-

6.  EARNINGS PER SHARE

Earnings per share is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding pursuant to ASC 260, “Earnings Per Share.”  The following are the calculations for earnings per share for the three months ended March 31, 2012 and 2011:

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

16.  EARNINGS PER SHARE (continued)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
		(Restated)
Basic Earnings per Share
Net Income	$306,386	$170,194
Weighted Average Number of Common Share Outstanding - Basic	15,609,811	21,227,329
Earnings per Share – Basic	$0.02	$0.01

	For the Three Months Ended
	March 31, 2012	March 31, 2011
		(Restated)
Diluted Earnings per Share
Net Income	$306,386	$170,194
Weighted Average Number of Common Share Outstanding - Basic	15,609,811	21,227,329
Effect of Diluted Securities - Unvested Shares	68,941	-
Weighted Average Number of Common Share Outstanding - Diluted	15,678,752	21,227,329
Earnings per Share –Diluted	$0.02	$0.01

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
		(Restated)
Basic Earnings per Share
Net Income	$1,268,375	$848,758
Weighted Average Number of Common Share Outstanding - Basic	15,887,589	21,227,329
Earnings per Share – Basic	$0.08	$0.04

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

16.  EARNINGS PER SHARE (continued)

	For the Nine Months Ended
	March 31, 2012	March 31, 2011
		(Restated)
Diluted Earnings per Share
Net Income	$1,268,375	$848,758
Weighted Average Number of Common Share Outstanding - Basic	15,887,589	21,227,329
Effect of Diluted Securities - Unvested Shares	946,364	-
Weighted Average Number of Common Share Outstanding - Diluted	16,833,953	21,227,329
Earnings per Share –Diluted	$0.08	$0.04

17.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk
Financial instruments that potentially subject to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2012 and June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major banks which located in the PRC. The Company’s management believes that there are remote chances the Company will loss money on those banks. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivables.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

17.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

The major customers which represented more than 5% of total Accounts Receivable as follows:

	March 31, 2012		June 30, 2011
Customer Name	Amount	%	Amount	%
Hebei Xinyuzhou Electronic Bicycle Co., Ltd	$306,847	5.00%	*	*
Beijing Fuerxuan Technology Co., Ltd	*	*	521,675	9.25%
Beijing Lianneng Power Technology Co., Ltd	*	*	376,519	6.68%
Beijing Meiyina Vehicle Manufacturing Co., Ltd	*	*	300,120	5.32%
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	286,288	5.08%

* Less than 5% of total accounts receivable as of March 31, 2012 and June 30, 2011.

The major vendors which represented more than 5% of total Accounts Payable as follows:

	March 31, 2012		June 30, 2011
Vendor Name	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$484,102	73.30%	$649,625	74.65%
Guangzhou Fanyubaiyun Electronic Co., Ltd	50,467	7.64%	103,538	11.90%
Guangzhou Zengchen Dingxin Electronic Co., Ltd	32,501	5.00%	50,371	5.79%

The major clients which represented 5% and more of the total sales for the three and nine months ended March 31, 2012 and 2011 are as follows:

	For the Three Months Ended
Customer Name	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Hebei Xinyuzhou Electronic Bicycle Co. Ltd	$153,311	4.51%	$189,786	5.55%
Youke Energy (Zhangzhou) Power Co. Ltd	145,787	4.29%	*	*
Henan Shengjia Electronic Bicycle Co. Ltd	142,261	4.19%	*	*
Jiangsu Linhai Mechanical Systems Co. Ltd	137,926	4.06%	*	*
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	198,599	5.81%
Beijing Anhualianhe Power Tech Co., Ltd	*	*	197,249	5.77%
Beijing Lianneng Power Technology Co., Ltd	*	*	184,161	5.38%

* Less than 5% of total sales for the three months ended March 31, 2012 and 2011.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

17.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (continued)

	For the Nine Months Ended
Customer Name	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Hebei Xinyuzhou Electronic Bicycle Co. Ltd	$504,819	4.64%	*	*
Beijing Lidehuafu Electronic Tech Co. Ltd	474,720	4.36%	*	*
Beijing Zhongxinlian Digital Co., Ltd	458,670	4.21%	*	*
Tianjin Aofeiya Bicycle Manufacturing Co., Ltd	449,967	4.13%	*	*
Hebei Aoguan Power Technology Co., Ltd	446,471	4.10%	*	*
Shandong Expressway Co. Ltd (Fujian Branch)	*	*	914,987	8.04%

* Less than 5% of total sales for the nine months ended March 31, 2012 and 2011.

The major vendors which represented more than 5% of the total purchases for the three and nine months ended March 31, 2012 and 2011:

	For the Three Months Ended
Vendor Name	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$1,499,923	76.39%	$1,555,367	66.62%
Guangzhou Fanyubaiyun Electronic Co., Ltd	147,941	7.53%	248,270	10.63%
Beijing Anhualianhe Power Tech Co., Ltd	*	*	150,249	6.44%
* Less than 5% of total sales for the three months ended March 31, 2012 and 2011.

	For the Nine Months Ended
Vendor Name	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Heilongjiang Zhongqiang Power Tech Ltd	$4,736,919	65.05%	$4,310,784	55.49%
Guangzhou Fanyubaiyun Electronic Co., Ltd	681,693	9.36%	558,168	7.19%
Beijing Anhualianhe Power Tech Co., Ltd	520,919	7.15%	1,784,885	22.98%

18. RELATED PARTY TRANSACTIONS

A significant portion of the Company’s raw materials were purchased from Heilongjiang Zhongqiang Power Tech Co., Ltd (Heilongjiang ZQPT), which is a subsidiary of Advanced Battery Technologies, Inc (ABAT). Mr. Qiang Fu, who was one of the Company’s directors until July 14, 2011, is an immediate family member of the CEO of ABAT, who has exclusive control over the business of Heilongjiang ZQPT. For the nine months ended March 31, 2012, purchases from Heilongjiang ZQPT totaled $4,736,919, or 65.05% of the total purchases for the nine months then ended. For the nine months ended March 31, 2011, purchased from Heilongjiang ZQPT totaled $4,310,784, or 55.49% of the total purchases for the nine months then ended. As of March 31, 2012, the total amount due to Heilongjiang ZQPT was $484,102, or 73.30% of the total accounts payable. As of June 30, 2011, the total amount due to Heilongjiang ZQPT was $649,625, or 74.65% of the total accounts payable.

CHINA LITHIUM TECHNOLOGIES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

19.  RESTATEMENT

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

The restatement resulted in a recalculation of weighted average shares outstanding for each of the past two fiscal years. The effect of correcting errors on earnings per share is shown below:

	As Originally Reported	As Restated
Basic and Diluted Weighted Average Common Shares – Three Months Ended March 31, 2011	20,159,811	21,227,329
Basic and Diluted Weighted Average Common Shares – Nine Months Ended March 31, 2011	20,159,811	21,227,329
Basic and Diluted EPS – Three Months Ended March 31, 2011	$0.01	$0.01
Basic and Diluted EPS – Nine Months Ended March 31, 2011	$0.05	$0.04

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

 RESULTS OF OPERATION

 Total Revenues

The following table shows the revenues attributable to each of our product lines:

	3 months ended March 31, 2012	3 months ended March 31, 2011	Change	Percentage
Battery Safety System	1,316,216	1,465,262	(149,046)	-10.17%
Battery Module	1,230,471	856,827	373,644	43.61%
Battery Pack	-	-	-	-
Electric Vehicle Battery	23,798	225,494	(201,696)	-89.45%
Power	672,039	727,511	(55,472)	-7.62%
Chargers	154,638	86,791	67,847	78.17%
Total Revenue	3,397,162	3,361,885	35,277	1.05%

	9 months ended March 31, 2012	9 months ended March 31, 2011	Change	Percentage
Battery Safety System	4,157,852	5,746,841	(1,588,989)	-27.65%
Battery Module	3,519,161	2,638,274	880,887	33.39%
Battery Pack	0	104,576	(104,576)	-100.00%
Electric Vehicle Battery	141,567	1,065,488	(923,921)	-86.71%
Power	2,683,785	1,515,713	1,168,072	77.06%
Chargers	385,881	263,760	122,121	46.30%
Total Revenue	10,888,246	11,334,652	(446,406)	-3.94%

Total revenues for the quarter ended March 31, 2012 were $3,397,162 as compared to total revenues of $3,361,885 for the quarter ended March 31, 2011, an increase of $35,277 or approximately 1.05%. While the total revenues for the nine months ended March 31, 2012 were $10,888,246 as compared to total revenues of $11,334,652 for the nine months ended March 31, 2011, a decrease of $446,406 or approximately 3.94%.

For the three months ended March 31, 2012, our sales kept at a normal level. The main reason for the decreasing in nine months was  that we had a big sale on the electric vehicle battery during the quarter ended December 31, 2010, which was almost $400,000. We stopped sales on Battery pack ever since July 1, 2011. During the quarter ended March 31, 2012, we kept focusing our sales on promoting the battery module and power and chargers which were more profitable.

Cost of Goods Sold; Gross Profit

Gross profit for the quarter ended March 31, 2012 was $1,275,953, as compared to $1,291,778 for the quarter ended March 31, 2011. Our gross margin ratio decreased from 38.42% to 37.56%. Gross profit for the nine months ended March 31, 2012 was $4,330,353 as compared to $4,097,368 for the nine months ended March 31, 2011. Our gross margin ratio for nine months period increased from 36.15% to 39.77%.  The increased gross profit ratio was primarily attributable to an adjustment in our product adjustment that we made since the beginning of this fiscal year. Started from July 1, 2011, we discontinued the sales of battery packs, which had a margin of 10% and reduced the sales of electrical vehicle batteries (13% profit margin).  In their place we started sales of power supplies (50% gross profit margin), battery modules (37% gross profit margin), and chargers (25% gross profit margin). At the same time, we continue to improve our production technique to help us lower the cost of goods sold. For the three months ended March 31, 2012, the cost of goods sold was 62.44% of revenues compared to 61.58% of the same period in 2011.  For the nine months ended March 31, 2012, the cost of goods sold was 60.23% of the total revenues as compared to 63.85% of the nine months ended March 31, 2011.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2012 were $840,657, a decrease of $141,052 or approximately 14.37%, from total operating expenses in the quarter ended March 31, 2011.

The general and administrative expenses were $428,038 during the quarter ended March 31 2012 as compared to $610,516 during the quarter ended March 31, 2011. There was an allocation of our stock-based compensation expenses. We issued 1,500,000 shares to six of our most important employees in October 2010. The shares vest over a five year period, and we will recognize the expense related to the shares over that period. As a result of that transaction, we recognized a compensation expense of $80,208 in this quarter, and for nine months ended in March 31, 2012, we recognized a compensation expense of $263,541.   Furthermore, we spend $190,385 during the second quarter of fiscal 2011and $228,462 during the third quarter as a result of the October grant. On September 2, 2010, our Chairman, Kun Liu, transferred 313,500 of his shares to our employees. The stock compensation to our employees was to incentivize them. Mr. Liu also transferred 25,000 shares to another member of our board of directors, and 20,000 shares to our U.S. securities attorneys.  Since these transfers were made for the benefit of the Company, we accounted for them as if the Company had issued the shares. Accordingly, we recorded a compensation expense of $ 717,000, the market value of these shares, in the first quarter of fiscal 2011. We also debit the sales expenses to journal the allowance for doubtful account in account receivable. The general and administrative expenses also included the amortization of our intangible assets, and the U.S. office expenses.

Our manufacturing expenses, which consisted of factory overhead (utilities, depreciation, salaries and insurance of manufacturing personnel) and subcontracting expenses, increased by $43,799. During this quarter, part of our manufacturing expenses incurred from our project to improve the working environment of the Beijing and Guangzhou plant.  Due to the inflation in china, the labor cost also increased.

The research and development expenses, including all the cost of the research and development activities and salaries of the R & D professionals, increased by $105,009.  Both of these increases reflected our efforts to expand our presence in the Chinese battery market.  In March 2012, we terminated the lease in Hangzhou, and the whole R & D center moved to Beijing where we established a new R & D. Since the entire R & D team got together, we expect to achieve a higher R & D level, and provide the products of higher quality.

Sales expenses mainly consist of the salary of the sales people and accrued warranty.  Our sales expenses decreased to $170, 960 for this quarter from $ 278,342 for the same reporting period in 2011.

Income before Income Taxes

Due to the increase of total sales and the decrease in operating expenses our income from operations was $435,296 for the quarter ended March 31, 2012, $125,227 more than income from operations in the quarter ended March 31, 2011. During the quarter ended March 31, 2012, we added to income from operations an additional $6,001 net interest income.  This leads to a pre-tax income of $441,297 for the quarter ended March 31, 2012, compared to $323,732 for the quarter ended March 31, 2011.

Income Taxes

Our operating company pays income tax at the Chinese national rate of 25%.  During the nine months ended March 31, 2012 our operations in China produced a taxable income of $2,159,457, as a result of which we accrued $539,765 in income tax. The effective consolidated income tax rate was 29.85%, as the $351,292 domestic pre-tax loss and $25 BVI pre-tax income we incurred, which left us $1,808,140 of total pre-tax income.  By comparison, our effective tax rate for the nine months ended March 31, 2011 was 45.29%, as we had a large domestic loss from our U.S. publicly-held parent company due to the stock-based compensation.

Net Income

As a result of these factors, we reported a net income of $306,386 for the quarter ended March  31, 2012, approximately 9.02% of the total revenue as compared to $170,194 for the quarter ended March  31, 2011, approximately 5.06% of the total revenue. This translated to a basic and diluted net income per common share of $0.02 and $0.01 for the quarters ended March 31, 2012 and 2011, respectively.

By comparing the nine months ended March 31, 2012 and 2011, we would say that the net income rate was 11.65% in 2012 and 7.49% in 2011. This translated to a basic and diluted net income per common share of $0.08 and $0.04 for the nine months ended March 31, 2012 and 2011 respectively.

Other Comprehensive Income

The functional currency of our subsidiaries and affiliate operating in the PRC is the RMB. The financial statements of our subsidiaries and affiliate are translated into U.S. dollars using yearend rates of exchange for assets and liabilities, and average rates of exchange (for the year) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $162,739 for the quarter ended March 31, 2012 as compared to $25,640 for the fiscal year of 2011. This non-cash gain increased our reported comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at March 31, 2011, we had no long term debts and our only short-term debt resulted from our need for U.S. Dollars with which to fund the operations of our office in the U.S.

Our working capital at March 31, 2012 totaled $9,675,346, an increase of $1,966,762 from $7,708,584 as of June 30, 2011.

As of March 31, 2012, our accounts receivable, net of allowance for doubtful accounts (5%, A/R over 90 days) amounted $117,829, was $6,110,036 as compared to $5,612,622 as of June 30, 2011, an increase of $497,414. Despite the reduction, our accounts receivable continue to represent sales of over four months.  This high level has occurred, in part, because we have in recent periods provided new customers favorable payment terms as an incentive to initiate a relationship with us. Our standard payment terms are 0/60/90 days from delivery. To some of our significant new customers, however, we offered payment terms of 60/90/120 days, albeit on their initial orders only. Since we have had a number of new customers during the nine months ended March 31, 2012, our accounts receivable level increased. In addition, after we examined our accounts receivable level, we decided to give some of our clients an extension of paying term. Since January 23 is the Chinese traditional spring festival in 2012, and new sales occurred after the Chinese New Year, our account receivable after January 23, 2012 slightly increased. As of March 31, 2012, $2,356,585 of our accounts receivable had been outstanding for more than 90 days, which is approximately 37.84% of the total account receivable, and no account receivable was over 120 days. The chart below shows the breakdown of our accounts receivable according the age of the receivable at March 31, 2012:

Period	Amount	Percentage
Up to 30 days	$1,078,574	17.32%
“ 60 days	$1,465,717	23.53%
“ 90 days	$1,326,990	21.31%
“ 120 days	$2,356,585	37.84%
Over 120 days	$0	0%
Total	$6,227,866	100%

As of March 31, 2012, our inventories totaled $1,953,861, as compared to $972,867 as of June 30, 2011, an increase of $980,994. We increased the amounts of raw materials, work in process as well as finished goods. Almost the whole January and February were holiday season for Chinese New Year, the production in this quarter dropped down a lot. In order to get prepared for next quarter’s sales, we doubled our inventory of the normal level we kept for the inventory in last quarter. We still use the ABC inventory management system to control our inventory level. Under our “ABC inventory management” system, we classified the components used for our products by availability and price sensitivity. We maintained low or no inventories of commonly available components and purchased them as needed. On the other hand, we purchased components with long delivery cycles when prices appeared low, and kept them in stock to assure availability.   The increase of work in process occurred as a result of our current production strategy.  We kept an amount of work in process in order to shorten the period before we can deliver finished goods, thereby shortening the period from receiving the order to delivering the goods to the customer and collecting the money. Since the raw material market environment has recently changed, some of our raw materials have become difficult to obtain, resulting in not only price increases, but also shortage of supplies. In response to this market condition, we have tried to purchase more raw materials while the price was low, and we increased the inventory stocking level of our work in process and finished goods. We expect our inventory will go back to its previous level in the near future.

As of March 31, 2012, our advances to suppliers were $33,142 as compared to $29,180 as of June 30, 2011, an increase of $3,961.

As of March 31, 2012, our prepaid expenses were $814,115 as compared to $417,133 as of June 30, 2011, an increase of $396,982. We signed a subcontract with Beijing Ruiqingzhihua Technologies, Inc on May 13th, 2011, with which we are jointly developing the 24v/600Ah battery pack technology. The total amount for this subcontract is 6 million RMB. We made the first payment of 2 million RMB upon signing this subcontract, and have made two other payments of 2 million RMB each in the first and second quarters of 2012 fiscal year. Starting from July 2012, we allocated 0.5 million RMB each quarter.

During the quarter ended March 31, 2012, there were no significant changes in our property and equipment or intangible assets.

At March 31, 2012, we had a non-interest-bearing loan of $375,298 from Mr. Liu, our CEO.  We incurred the loan over the past two years in order to obtain Dollars for the purpose of paying the expenses of our U.S. office.  Since the process of converting Chinese Renminbi into Dollars is time and effort-consuming, we expect to continue to borrow U.S. Dollars from Mr. Liu for this purpose until we complete a financing in the U.S. that provides us Dollars.

As our sales decreased during this period, the sales tax and other related tax decreased as well. As a result, our taxes payable at March 31, 2012 was $215,148 as compared to $438,532 as of June 30, 2011.

Despite a net income of $1,268,375 for the nine months ended March 31, 2012, our operations used $574,311 in cash. The primary reasons for the discrepancy were the increases in account receivable ($497,414), inventory ($980,994) and prepaid expenses ($396,982), as discussed above. In addition, there was a decrease of $209,778 in account payable and $223,383 in taxes payable, and $263,542 stock-based compensation was also provided by operating activities. In other words, this negative cash yield from operations was a result of management allocation of resources, and is not indicative of the liquidity of our operations. In the future, we expect to manage our resources better to make our operations cash positive.

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

The following table summarizes the effects of consolidating Beijing GuoQiang with China Lithium Technologies and its subsidiary:

	China Lithium Technologies and Subsidiaries	Beijing Guoqiang	Consolidation
Balance Sheet – March 31, 2012
Current Assets	$101,759	$11,439,065	$11,441,899
Property, Plant and Equipment	-	710,956	710,956
Total Assets	374,689	12,210,814	12,213,648

Current Liabilities	582,014	1,283,858	1,766,553
Total Liabilities	582,014	1,283,858	1,766,553
Stockholders’ Equity	(207,325)	10,926,956	10,447,095

Statement of Operations – Nine Months Ended March 31, 2012
Revenue	-	10,888,246	10,888,246
Gross Profit	-	4,330,353	4,330,353
Operating Income (Loss)	(351,091)	2,143,408	1,792,711
Net Income (Loss)	(351,316)	1,619,298	1,268,375

Statement of Cash Flow – Nine Months Ended March 31, 2012
Net Cash (Used) Provided by Operating Activities	(140,598)	(442,687)	(574,311)
Net Cash (Used) Provided by Investing Activities	-	(36,518)	(36,518)
Net Cash (Used) Provided by Financing Activities	$100,635	-	$91,660

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceeding to which the Company is a party.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101*	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnished in XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA LITHIUM TECHNOLOGIES, INC.

DATE: May 15, 2012	By:	/s/ Kun Liu
Kun Liu, Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunping Fang
Chunping Fang, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)